Form 10-Q
period 1996-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 1996-05-10
CIK 878355

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 1996      Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

           TEXAS                         6712                    75-2371232
- - ----------------------------  ----------------------------   -------------------
(State or other jurisdiction  (Primary Standard Industrial     (I.R.S. Employer
    of incorporation or       Classification Code Number)    Identification No.)
      organization)

                      201 WEST MAIN STREET, P.O. BOX 1009
                            HENDERSON, TEXAS  75653
                                 (903) 657-8521
         (Address, including ZIP code, and telephone number, including area code, of registrant's principal executive offices)



  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X      Yes                No
                          -----------        -----------


At March 31, 1996, 2,160,000 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                      March 31, 1996 and December 31, 1995
                             (dollars in thousands)

                                Assets                                       1996         1995
                                ------                                --------------  -----------

Cash and due from banks                                                 $     10,775        8,916

Interest-bearing deposits with
     financial institutions                                                    2,244        2,642

Federal funds sold                                                             4,000           --

Securities:
   Held-to-maturity, approximate market value of $83,956                      84,052       82,750
     in 1996 and $83,570 in 1995                                             138,467      143,700
                                                                          ----------    ---------
   Available-for-sale                                                        222,519      226,450


Loans, net                                                                    79,149       80,499

Premises and equipment, net                                                    3,159        3,144

Accrued interest receivable                                                    3,147        3,911

Other assets                                                                   1,701        1,317
                                                                          ----------    ---------
                                                                        $    326,694      326,879
                                                                          ==========    =========

                 Liabilities and Stockholders' Equity
                 ------------------------------------
Deposits:
   Demand - non interest-bearing                                              26,634       28,435
   NOW accounts                                                               71,325       68,089
   Money market and savings                                                   44,483       46,206
   Certificates of deposit and other time deposits                           151,204      150,881
                                                                           ---------    ---------
                      Total deposits                                         293,646      293,611
                                                                           ---------    ---------

Accrued interest payable                                                       1,033        1,117
Other liabilities                                                                842          945
                                                                           ---------    ---------
                                                                             295,521      295,673
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized,
     none issued or outstanding                                                   --           --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued and outstanding                                         10,800       10,800
   Capital surplus                                                             5,400        5,400
   Undivided profits                                                          15,667       14,859
   Net unrealized  gains/(losses) on securities available
     for sale, net of income taxes                                              (694)         147
                                                                           ---------    ---------
                        Total stockholders' equity                            31,173       31,206
                                                                           ---------    ---------
Commitments and contingencies                                           $    326,694      326,879
                                                                           =========    =========

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                 Three months
                                                                ended March 31,
                                                             ---------------------
                                                                1996        1995
                                                             -----------   --------
Interest income:
   Loans                                                      $    1,644      1,395
   Securities
        Taxable                                                    2,810      2,991
        Tax-exempt                                                   391        367
   Federal funds sold                                                 54         29
   Interest-bearing deposits with
    financial institutions                                           118        160
                                                                --------   --------
          Total interest income                                    5,017      4,942
                                                                --------   --------

Interest expense:
   Deposits:
        NOW accounts                                                 531        555
        Money market and savings                                     330        396
        Certificates of deposit and
         other time deposits                                       1,946      1,810
                                                                --------   --------
          Total interest expense                                   2,807      2,761
                                                                --------   --------

        Net interest income                                        2,210      2,181

Provision for loan losses                                             50         63
                                                                --------   --------
        Net interest income after
         provision for loan losses                                 2,160      2,118
                                                                --------   --------

Other income:
   Gains (losses) on securities transactions, net                    640       (199)
   Income from fiduciary activities                                  164        135
   Service charges, commissions, and fees                            318        352
   Other                                                              99         53
                                                                --------   --------
        Total other income                                         1,221        341
                                                                --------   --------

Other expenses:
   Salaries and employee benefits                                  1,063        882
   Occupancy and equipment                                           206        184
   Regulatory assessments                                             40        168
   Other                                                             490        483
                                                                --------   --------
        Total other expenses                                       1,799      1,717
                                                                --------   --------

          Income before income taxes                               1,582        742

Income tax expense                                                   428        146
                                                                --------   --------
               Net income                                     $    1,154        596
                                                                ========   ========
               Net income per common share
                (2,160,000 shares outstanding)                $      .53        .28
                                                                ========   ========

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                  Three months ended March 31, 1996 and 1995
                (dollars in thousands, except per share amounts)

                                                                                             Net Unrealized
                                                                                             Gains (Losses)
                                                                                              on Securities         Total
                                                  Preferred  Common     Capital  Undivided      Available       Stockholder's
                                                    Stock    Stock      Surplus   Profits        for Sale          Equity
                                                  --------- --------   --------  ---------   ----------------   -------------
Balances at December 31, 1994                    $     --     10,800      5,400     13,777             (3,830)         26,147

    Net income                                         --         --         --        596                 --             596

    Net change in unrealized losses
    on securities available for sale                   --         --         --         --              1,645           1,645

    Cash dividends ($.16 per share)                    --         --         --       (346)                --            (346)
                                                  --------  --------   --------   --------    ---------------    ------------

Balances at March 31, 1995                       $     --     10,800      5,400     14,027             (2,185)         28,042
                                                  ========  ========   ========   ========    ===============    ============

Balances at December 31, 1995                    $     --     10,800      5,400     14,859                147          31,206

    Net income                                         --         --         --      1,154                 --           1,154

    Net change in unrealized losses
    on securities available for sale                   --         --         --         --               (841)           (841)

    Cash dividends ($.16 per share)                    --         --         --       (346)                --            (346)
                                                  --------  --------   --------   --------    ---------------    ------------

Balances at March 31, 1996                       $     --     10,800      5,400     15,667               (694)         31,173
                                                  ========  ========   ========   ========    ===============    ============

See accompnying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                  (unaudited)

                   Three months ended March 31, 1996 and 1995
                             (dollars in thousands)

                                                                                         1996        1995
                                                                                       ---------   ---------
Operating activities:
    Net income                                                                      $      1,154         596
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Net amortization (accretion) of securities                                          167        (112)
         Net (gains) losses on securities transactions                                      (640)        199
         Depreciation and amortization                                                        86          97
         Decrease in accrued interest receivable                                             764         717
         Decrease (increase) in other assets                                                  48         141
         Increase (decrease) in accrued interest payable                                     (84)        150
         Decrease in other liabilities                                                      (103)       (259)
                                                                                       ---------   ---------
           Net cash provided by operating activities                                       1,392       1,529
                                                                                       ---------   ---------

Investing activities:
    Proceeds from maturities and paydowns of held-to-maturity securities                   2,721      13,705
    Purchases of held-to-maturity securities                                              (4,136)    (10,802)
    Proceeds from sales of available-for-sale securities                                  30,602       8,535
    Proceeds from maturities and paydowns of available-for-sale securities                11,573       1,802
    Purchases of available-for-sale securities                                           (37,630)    (11,728)
    Net (increase) decrease in loans                                                       1,350      (3,688)
    Purchases of bank premises and equipment                                                (100)        (84)
                                                                                       ---------   ---------
           Net cash provided by (used in) investing activities                             4,380      (2,260)
                                                                                       ---------   ---------

Financing activities:
    Net increase in deposits                                                                  35      11,025
    Cash dividends paid                                                                     (346)       (346)
                                                                                       ---------   ---------
           Net cash used in financing activities                                            (311)     10,679
                                                                                       ---------   ---------

           Increase in cash and cash equivalents                                           5,461       9,948
Cash and cash equivalents at beginning of period                                          11,558      14,349
                                                                                       ---------   ---------

Cash and cash equivalents at end of period                                          $     17,019      24,297
                                                                                       ---------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                   $        200          --
                                                                                       ---------   ---------

Interest paid, net of amounts capitalized                                           $      2,723       2,611
                                                                                       ---------   ---------

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1996
(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 included in the Company's Form 10-K.

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of
     securities held-to-maturity at March 31, 1996, are   summarized as follows
     (in thousands of dollars):

                                             Gross        Gross
                              Amortized   Unrealized    Unrealized     Fair
                                 Cost        Gains        Losses      Value
                            ------------  ----------    -----------   -------
U.S. Treasury               $      7,081           90         (100)     7,071

U.S. Government agencies          18,332            1           --     18,333
State and municipal               31,497          218         (224)    31,491
Mortgage-backed securities
     and collateralized
      mortgage
     obligations                  24,609           46         (162)    24,493
Other securities                   2,533           35           --      2,568
                             -----------  -----------  -----------   --------

                            $     84,052          390         (486)    83,956
                             ===========  ===========  ===========   ========

     The amortized cost and approximate market values (carrying value) of securities available-for-sale at March 31, 1996, are summarized as follows (in thousands of dollars):

                                            Gross        Gross
                             Amortized   Unrealized   Unrealized      Fair
                                Cost        Gains       Losses       Value
                            -----------  -----------  -----------   --------
U.S. Treasury              $     52,045          320         (419)    51,946

U.S. Government agencies         16,119           17         (214)    15,922
Other securities                  3,369            2           (1)     3,370
Mortgage-backed securities
     and collateralized
      mortgage
     obligations                 67,985          176         (932)    67,229
                             ----------   ----------   ----------   --------

                           $    139,518          515       (1,566)   138,467
                             ==========   ==========   ==========    =======

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1996

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):

                                               March 31,    December,31,
                                                 1996           1995
                                            -------------   -------------
               Commercial and industrial    $     19,331          22,444
               Real estate mortgage               34,647          34,009
               Installment and other              27,375          26,234
                                            ------------    ------------
                         Total                    81,353          82,687

               Less:
                  Allowance for loan              (1,061)         (1,019)
                   losses
                  Unearned discount               (1,143)         (1,169)
                                            ------------    ------------

                         Loans, net         $     79,149          80,499
                                            ============    ============

     Changes in the allowance for loan losses for the three months ended March 31, 1996 and 1995 summarized as follows (in thousands of dollars):

                                                1996            1995
                                            -------------   -------------
               Balance, January 1           $      1,019             997
                  Provision charged to                50              63
                   operating expense
                  Loans charged off                  (27)            (54)
                  Recoveries on loans                 19              27
                                            ------------    ------------

               Balance, March 31            $      1,061           1,033
                                            ============    ============

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.


RESULTS OF OPERATIONS
- - ---------------------

Net income for the first three months of 1996 was $1,154,000 compared to $596,000 for the same period in 1995. During the first three months of 1996, net interest income increased slightly due to increased loan demand. Increased interest income from loans was offset by decreased interest income on taxable securities due to the sale of U.S Treasury securities in January 1996 in which a gain was recognized and the proceeds were reinvested at lower rates. The Company made a provision of $50,000 to the allowance for loan losses during the first three months of 1996. A provision of $63,000 was made for loan losses during the same period in 1995. The Company experienced gains on securities transactions totaling approximately $640,000 in the first three months of 1996 from the sale of certain available-for-sale Treasury securities compared to a loss of $199,000 in the first three months of 1995. Other income, excluding gains on securities transactions, for the first three months of 1996 was $41,000 more than the same period in 1995 due to increased volumes. Total other expenses for the first three months of 1996 were slightly higher than the same period in 1995. Income tax expense for the first three months of 1996 was $428,000 compared to $146,000 for the same period in 1995.


NET INTEREST INCOME
- - -------------------

Net interest income for the three month period ended March 31, 1996 was $2,210,000 compared to $2,181,000 in 1995. The increase is the result of improved loan demand. Although the Company's net interest income increased during the first three months of 1996, the increase was offset somewhat by a decrease in interest income from taxable investments due to the sale of certain taxable securities.


PROVISION FOR LOAN LOSSES
- - -------------------------

During the first three months of 1996, the Company increased its allowance for loan losses through a provision of $50,000. The Company increased its allowance for loan losses during the same period of 1995 by $63,000. The Company experienced net charge offs of $8,000 in the first three months of 1996 compared to net charge offs of $27,000 in the same period 1995.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.


OTHER INCOME AND EXPENSES
- - -------------------------

Non-interest income, excluding securities losses was $581,000 for the first three months of 1996 as compared to $540,000 in the first three months of 1995. This increase is due to increases in fiduciary income and service charges and volume. Gains on securities transactions for the first three months of 1996 was $640,000 compared to a loss of $199,000 for the same period in 1995. The gain in 1996 was the result of the sale of certain taxable securities consistent with the Company's portfolio management policy. Other expenses for the three month period ended March 31, 1996 were $1,799,000 compared to $1,717,000 during the same period in 1995. The increase is due primarily to general salary and benefit increases as well as changes in the timing of salary compensation.


INCOME TAXES
- - ------------

Income tax expense for the first three months of 1996 was $428,000, compared to $146,000 in the same period in 1995. The effective tax rate for the first three months of 1996 and 1995, respectively, was 27.1% and 19.7%. The increase in 1996 in the effective rate was due to the large gain on securities transactions. The effective tax rate is expected to decrease over the remainder of 1996 due to the effect of tax exempt income from municipal securities.

FINANCIAL CONDITION
- - -------------------

The Company's total assets at March 31, 1996 totaled $326,694,000, a decrease of $185,000 over the total assets at December 31, 1995 of $326,879,000. Total deposits were $293,646,000 at March 31, 1996, compared to the December 31, 1995 total of $293,611,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.8% at March 31, 1996 compared to 9.5% at December 31, 1995. The risk-based Tier I and Tier II capital ratios and the leverage ratio of the Company amounted to 24.6%, 25.4% , and 9.7% respectively at March 31, 1996 compared to 24.3%, 25.1%, and 9.5% respectively, at December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At March 31, 1996, cash and cash equivalents for the Company of $17,019,000 increased from the December 31, 1995 amount of $11,558,000. At March 31, 1996, the market value of the Company's available-for-sale securities had declined from the December 31, 1995 market values due to increases in interest rates.

The Company's stockholders' equity of $31,173,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders is reflected in the increase in retained earnings from 1995. The net change in unrealized losses on the Company's available-for-sale securities totaling $841,000 has had a negative impact on the Company's stockholders' equity since December 31, 1995 due to a increase in interest rates experienced in the first three months of 1996.


ALLOWANCE FOR LOAN LOSSES
- - -------------------------

The allowance for loan losses at March 31, 1996 and December 31,1995 was 1.32% and 1.25% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at March 31, 1996 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any loans that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

The allocation of the allowance for loan losses is based upon the inherent risks in the various components of the loan portfolio. Amounts allocated to each component are determined based on management's evaluations of concentrations of credit risks, current and anticipated economic conditions, historical analyses, and classification and estimated loss exposure assigned to specific credits. These reserve allocations are subject to change as various economic conditions dictate. The following table is an analysis of the Allowance for Loan Losses.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                          For the Three Months Ended
                                                    March 31,
                                                 1996          1995
                                           -------------    ----------

Balance at beginning of period             $       1,019           997
Charge-offs:
     Commercial, financial, and                       --             7
      agricultural
     Real estate-mortgage                             --            --
     Installment loans to                             27            47
      individuals
                                           -------------    ----------
                                                      27            54
Recoveries:
     Commercial, financial, and                        8             2
      agricultural
     Installment loans to                             11            25
      individuals
                                           -------------    ----------
                                                      19            27

Net charge-offs                                        8            27
                                           -------------    ----------
Additions charged to operations                       50            63
                                           -------------    ----------
Balance at end of period                   $       1,061         1,033
                                           =============    ==========
Ratio of net charge-offs during
     the period to average loans
      outstanding
     during the period                               .01%          .04%
                                           =============    ==========


NON ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
- - --------------------------------------------

The Company's policy is to discontinue the accrual of interest income on loans whenever it is determined that reasonable doubt exists with respect to timely collectibility of interest and principal. Loans are placed on nonaccrual status if either material deterioration occurs in the financial position of the borrower, payment in full of interest or principal is not anticipated, payment in full of interest or principal is past due 90 days or more unless well secured, payment in full of interest or principal on a loan is past due 180 days or more, regardless of collateral, or the loan in whole or in part is classified as doubtful. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, interest is no longer accrued or included in interest income and previously accrued income is reversed.

As of March 31, 1996, the Company had $94,000 in nonaccrual loans compared to $179,000 as of the same period in 1995. The total of accruing loans which are contractually past due 90 days or more as to principal or interest at March 31, 1996 is $23,000 compared to $36,000 as of March 31, 1995.

The following is a summary of the Company's problem loans as of March 31, 1996 and 1995.

                                                 At March 31,
                                               1996       1995
                                          ------------  ----------
                                           (dollars in thousands)
Nonaccrual loans                           $        94        179
Restructured loans                                  --         --
Other impaired loans                                --         --
Other real estate                                   --         --
                                           -----------  ---------
          Total nonperforming loans                 94        179
                                           ===========  =========

Loans past due 90+ days and still                   23         36
 accruing
                                           ===========  =========

Other potential problem loans                       --         --
                                           ===========  =========

Income that would have been recorded in
    accordance with original terms                   1          3
Less income actually recorded                       --         --
                                           -----------  ---------
Loss of income                             $         1          3
                                           ===========  =========


CONCENTRATION OF CREDIT RISK
- - ----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 43% at March 31, 1996) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in footnote number 3, page 7 in the notes to consolidated financial statements.


RECENT ACCOUNTING PRONOUNCEMENTS
- - --------------------------------

Effective January 1, 1996 the Company implemented SFAS No. 122, "Accounting for Mortgage Servicing Rights," (Statement 122) which amended Statement No. 65 to require entities with mortgage banking operations to recognize as separate assets rights to service mortgage loans for others, regardless of how these servicing rights were acquired. Entities with mortgage banking operations that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Statement 122 has been implemented prospectively. The impact of implementing Statement 122 was not significant to the financial condition or results of operations of the Company.


CORPORATE OBJECTIVES
- - --------------------

It is the philosophy of the Company to continue to remain independent in ownership, to foster its image as the community leader in banking, to increase its market share through selected acquisitions and aggressive marketing, to maintain a sound earning-asset portfolio, and to assess liquidity needs while maximizing its profitability and return to its shareholders.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.


Item 2.  Changes in Securities.

     None


Item 3.  Defaults Upon Senior Securities.

     None


Item 4.  Submission of Matters to a Vote of Security Holders.

     On April 9, 1996, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year:

     E. Landon Alford           James M. Kangerga
     R. Max Ballenger           J. Mark Mann
     Stayton M. Bonner          Milton S. McGee, Jr.
     Homer L. Bryce             Charles H. Richardson
     David J. Burks             Tony Wooster
     Billy Crawford             Alfred Wylie
     Shelia Gresham

     The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company was also voted upon.


Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.

Date: May 8, 1996                    By:  /S/ MILTON S. MCGEE, JR.,
      ---------------                   ----------------------------------
                                          Milton S. McGee, Jr., CPA
                                          President

Date: May 8, 1996                    By:  /S/ REBECCA G. TANNER
      ---------------                   -----------------------------------
                                          Rebecca G. Tanner, CPA
                                          Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.

Date: May 8, 1996                    By:
      ---------------                   ----------------------------------
                                          Milton S. McGee, Jr., CPA
                                          President

Date: May 8, 1996                    By:
      ---------------                   -----------------------------------
                                          Rebecca G. Tanner, CPA
                                          Chief Accounting Officer