Form 10-Q
period 1996-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 1996-08-07
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ---------------------

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended:  June 30, 1996    Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
              (Exact name of registrant as specified in its charter)

           TEXAS                         6712                   75-2371232
- ----------------------------   -------------------------   -------------------
(State or other jurisdiction       (Primary Standard        (I.R.S. Employer
    of incorporation or        Industrial Classification   Identification No.)
       organization)                  Code Number)


                      201 WEST MAIN STREET, P.O. BOX 1009
                            HENDERSON, TEXAS  75653
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

                          X    Yes         No
                       -------     -------

At June 30, 1996, 2,160,000 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                      June 30, 1996 and December 31, 1995
                            (dollars in thousands)

                 Assets                       1996       1995
                 ------                      ------     ------
Cash and due from banks                    $   8,914     8,916

Interest-bearing deposits with
     financial institutions                    3,353     2,642

Securities:
   Held-to-maturity, approximate
    market value of $82,148                   82,836    82,750
     in 1996 and $83,570 in 1995
   Available-for-sale                        129,250   143,700
                                           ---------  --------
                                             212,086   226,450


Loans, net                                    86,939    80,499

Premises and equipment, net                    3,212     3,144

Accrued interest receivable                    3,230     3,911

Other assets                                   1,992     1,317
                                           ---------  --------
                                           $ 319,726   326,879
                                           =========  ========

        Liabilities and Stockholders' Equity
        ------------------------------------

Deposits:
   Demand - non interest-bearing              28,229    28,435
   NOW accounts                               66,504    68,089
   Money market and savings                   42,502    46,206
   Certificates of deposit and other         149,651   150,881
    time deposits
                                           ---------  --------
        Total deposits                       286,886   293,611
                                           ---------  --------

Accrued interest payable                       1,055     1,117
Other liabilities                                766       945
                                           ---------  --------
                                             288,707   295,673
Stockholders' equity:
   Preferred stock, $5 par value;
    2,000,000 shares authorized,
     none issued or outstanding                   --        --
   Common stock, $5 par value;
    10,000,000 shares authorized,
     2,160,000 issued and outstanding         10,800    10,800
   Capital surplus                             5,400     5,400
   Undivided profits                          16,073    14,859
   Net unrealized  gains (losses) on
    securities available
        for sale, net of income taxes         (1,254)      147
                                           ---------  --------
        Total stockholders' equity            31,019    31,206

   Commitments and contingencies
                                           ---------  --------
                                           $ 319,726   326,879
                                           =========  ========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                                 Three months        Six months
                                                                ended June 30       ended June 30
                                                              -------------------------------------
                                                               1996      1995       1996     1995
                                                               ----      ----       ----     ----
Interest Income:
        Loans                                                 1,756     1,551      3,400     2,946
        Securities
          Taxable                                             2,775     3,002      5,585     5,993
          Tax-exempt                                            389       366        780       733
        Federal funds sold                                       17        46         71        75
        Interest-bearing deposits with other
          financial institutions                                 49       130        167       290
                                                             ------    ------     ------    ------
          Total interest income                               4,986     5,095     10,003    10,037
                                                             ------    ------     ------    ------

Interest expense:
        Deposits:
          NOW accounts                                          476      528       1,007    1,083
          Money market and savings                              316      365         646      761
          Certificates of deposit and other time deposits     1,899    2,018       3,845    3,828
                                                             ------   ------      ------   ------
            Total interest expense                            2,691    2,911       5,498    5,672
                                                             ------   ------      ------   ------
          Net interest income                                 2,295    2,184       4,505    4,365

 Provision for loan losses                                       70       30         120       93
          Net interest income after provision for            ------   ------      ------   ------
           loan losses                                        2,225    2,154       4,385    4,272
                                                             ------   ------      ------   ------
Other income:
        Gains (losses) on securities transactions, net          123       --         763     (199)
        Income from fiduciary activities                        154      141         318      276
        Service charges, commissions, and fees                  331      353         649      705
        Other                                                    92       10         191       63
                                                             ------   ------      ------   ------
          Total other income                                    700      504       1,921      845
                                                             ------   ------      ------   ------
 Other expenses:
        Salaries and employee benefits                        1,182    1,133       2,245    2,015
        Occupancy and equipment                                 212      204         418      388
        Regulatory assessments                                   46      168          86      336
        Other                                                   504      525         994    1,008
          Total other expenses                                1,944    2,030       3,743    3,747
                                                             ------   ------      ------   ------

          Income before income taxes                            981      628       2,563    1,370

 Income tax expense                                             230      115         658      261
                                                             ------   ------      ------   ------
          Net income                                            751      513       1,905    1,109
                                                             ======   ======      ======   ======
          Net income per common share (2,160,000
                shares outstanding)                            0.35     0.23        0.88     0.51
                                                             ======   ======      ======   ======

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                    Six months ended June 30, 1996 and 1995
               (dollars in thousands, except per share amounts)

                                                                                       Net Unrealized
                                                                                        Gains (Losses)
                                                                                        on Securities       Total
                                             Preferred  Common   Capital   Undivided      Available     Stockholder's
                                               Stock    Stock    Surplus    Profits       for Sale          Equity
                                           ----------- --------  --------- ----------- --------------- ---------------


Balances at December 31, 1994               $    --     10,800     5,400      13,777       (3,830)         26,147

          Net income                             --       --          --       1,109           --           1,109

          Net change in unrealized gains
          (losses) on securities available
          for sale                               --         --        --          --        3,271           3,271

          Cash dividends ($.32 per share)        --         --        --        (691)          --            (691)
                                             -------     ------     -----      ------        -----          ------

Balances at June 30, 1995                   $    --     10,800     5,400      14,195         (559)         29,836
                                            =======     ======     =====      ======        =====          ======

Balances at December 31, 1995               $    --     10,800     5,400      14,859          147          31,206

          Net income                             --         --        --       1,905           --           1,905

          Net change in unrealized gains
          (losses) on securities available
           for sale                              --         --        --          --       (1,401)         (1,401)

          Cash dividends ($.32 per share)        --         --        --        (691)          --            (691)

                                            -------     ------     -----      ------        -----          ------

Balances at June 30, 1996                   $    --     10,800     5,400      16,073       (1,254)         31,019
                                            =======     ======     =====      ======        =====          ======

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (unaudited)

                    Six months ended June 30, 1996 and 1995
                            (dollars in thousands)

                                                                                   1996      1995
                                                                                 --------  --------
Operating activities:
     Net income                                                                  $ 1,905      1,109
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Net amortization (accretion) of premium (discount) on securities           334       (195)
          Provision for loan losses                                                  120         93
          Net (gains) losses on securities transactions                             (763)       199
          Depreciation and amortization                                              225        208
          (Increase) decrease in accrued interest receivable                         681       (136)
          Decrease (increase) in other assets                                         (8)        12
          Increase (decrease) in accrued interest payable                            (62)       208
          Increase (decrease) in other liabilities                                  (179)        64
                                                                                 -------    -------
                Net cash provided by operating activities                          2,253      1,562
                                                                                 -------    -------
  Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities          4,469     16,359
     Purchases of held-to-maturity securities                                     (4,787)   (16,784)
     Proceeds from sales of available-for-sale securities                         40,662      8,562
     Proceeds from maturities and paydowns of available-for-sale securities       16,848     13,578
     Purchases of available-for-sale securities                                  (44,521)   (15,766)
     Net increase in loans                                                        (6,560)    (7,663)
     Purchases of bank premises and equipment                                       (239)      (103)
                                                                                 -------    -------
                Net cash provided by (used in) investing activities                5,872     (1,817)
                                                                                 -------    -------
 Financing activities:
     Net increase (decrease) in deposits                                          (6,725)     1,992
     Cash dividends paid                                                            (691)      (691)
                                                                                 -------    -------
                Net cash provided by (used in) financing activities               (7,416)     1,301
                                                                                 -------    -------
                Increase in cash and cash equivalents                                709      1,046

Cash and cash equivalents at beginning of period                                  11,558     14,349
                                                                                 -------    -------
Cash and cash equivalents at end of period                                     $  12,267     15,395
                                                                               ---------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                              $     555         --
                                                                               ---------    -------
Interest paid, net of amounts capitalized                                      $   5,560      5,464
                                                                               ---------    -------

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1996
(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 included in the Companys Form 10-K.

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at June 30, 1996, are summarized as follows (in thousands of dollars) :

                                               Gross       Gross
                                Amortized   Unrealized  Unrealized   Fair
                                   Cost        Gains      Losses     Value
                                ---------   ----------  ----------  -------
U.S. Treasury                   $  7,074         56        (161)      6,969

U.S. Government agencies          18,276         47        (178)     18,145
State and municipal               31,665        178        (267)     31,576
Mortgage-backed securities
  and collateralized mortgage
  obligations                     23,296          4        (390)     22,910
Other securities                   2,525         23          --       2,548
                                --------    -------     -------    --------

                                $ 82,836        308        (996)     82,148
                                ========    =======     =======    ========

The amortized cost and approximate market values (carrying value) of securities available-for-sale at June 30, 1996, are summarized as follows (in thousands of dollars):

                                               Gross       Gross
                                Amortized   Unrealized  Unrealized   Fair
                                   Cost        Gains      Losses     Value
                                ---------   ----------  ----------  -------

U.S. Treasury                   $ 48,101         84        (578)     47,607

U.S. Government agencies          15,114          4        (260)     14,858
Other securities                   1,361         --          (1)      1,360
Mortgage-backed securities
  and collateralized mortgage
  obligations                     66,574        139      (1,288)     65,425
                                --------    -------     -------    --------

                                $131,150        227      (2,127)    129,250
                                ========    =======     =======    ========

HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1996

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):

                                                June 30,     December 31,
                                                  1996           1995
                                              -----------    ------------
       Commercial and industrial               $ 20,971          22,444
       Real estate mortgage                      37,933          34,009
       Installment and other                     30,363          26,234
                                               --------        --------
              Total                              89,267          82,687

       Less:
         Allowance for loan losses               (1,121)         (1,019)
         Unearned discount                       (1,207)         (1,169)
                                               --------        --------

              Loans, net                       $ 86,939          80,499
                                               ========        ========


Changes in the allowance for loan losses for the six months ended June
 30, 1996 and 1995 are summarized as follows (in thousands of dollars):

                                                  1996           1995
                                              -----------    ------------

       Balance, January 1                     $   1,019             997
        Provision charged to operating expense      120              93
        Loans charged off                           (57)           (105)
        Recoveries on loans                          39              37
                                              ---------        --------
       Balance, June 30                       $   1,121           1,022
                                              =========        ========

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.


RESULTS OF OPERATIONS
- ---------------------

Net income for the first six months of 1996 was $1,905,000 compared to $1,109,000 for the same period in 1995. The Company experienced gains on securities transactions totaling approximately $763,000 in the first six months of 1996 from the sale of certain available-for-sale U.S. Treasury securities.
In the first six months of 1995, the Company had net securities losses of approximately $199,000. Net interest income for the first six months of 1996 has improved over the same period in 1995 due to improving margins related to increased loan demand, and change in deposit mix and slightly lower interest rates on deposit accounts. Increased interest income from loans was offset by decreased interest income on taxable securities due to the sale of certain U.S. Treasury securities in 1996 in which a gain was recognized and the proceeds were reinvested at lower rates. With the increase in loan demand, the Company made a provision of $120,000 to the allowance for loan losses during the first six months of 1996. A provision of $93,000 was made for loan losses during the same period in 1995. Other income, excluding gains on securities transactions, for the first six months of 1996 was $1,158,000 compared to $1,044,000 for the same period in 1995. Total other expenses for the first six months of 1996 were virtually the same amount compared to the first six months in 1995. Income tax expense for the first six months of 1996 was $658,000 compared to $261,000 for the same period in 1995.


NET INTEREST INCOME
- -------------------

For the six months ended June 30, 1996, net interest income was $4,505,000 compared to $4,365,000 for the first six months of 1995. Interest income from loans has increased due to volume increases. This increase has been offset somewhat by a decrease in interest income from taxable investments due to the sale of certain taxable securities. Interest expense for the first six months of 1996 was $174,000 less than the first six months of 1995 due to change in deposit mix from higher yielding deposits to lower yielding deposits and slightly lower interest rates due to repricing of certificates of deposit.

Net interest income for the three month period ended June 30, 1996 was $2,295,000 compared to $2,184,000 in 1995. The increase is likewise the result of improved loan demand and a decrease in interest income from taxable investments due to the sale of certain taxable securities with the overall decrease in total interest income offset by a large decrease in total interest expense caused by volume decreases, changes in deposit mix, and slightly lower interest rates due to repricing of certificates of deposit.


PROVISION FOR LOAN LOSSES
- -------------------------

For the six months ended June 30, 1996, the Company increased its allowance for loan losses through a provision of $120,000 compared to the six months ended June 30, 1995 in which the Company had a provision for loan losses of $93,000. The Company experienced net charge offs of $18,000 in the first six months of 1996 compared to net charge offs of $68,000 in the same period 1995.

During the three months ended June 30, 1996, the Company increased its allowance for loan losses through a provision of $70,000. The Company increased its allowance for loan losses during the same period in 1995 by $30,000.

See additional information related to the Companys loan operations in the Allowance for Loan Losses section below.

OTHER INCOME AND EXPENSES
- -------------------------

Non-interest income, excluding securities losses was $1,158,000 for the first six months of 1996 as compared to $1,044,000 in the first six months of 1995. This increase is due to increases in fiduciary income and other fees. Net gains on securities transactions for the first six months of 1996 was $763,000 compared to a loss of $199,000 for the same period in 1995. The gain in 1996 was the result of the sale of certain taxable available-for-sale securities consistent with the Companys portfolio management policy. Other expenses for the six month period ended June 30, 1996 were $3,743,000 compared to $3,747,000 during the same period in 1995. The Company experienced general salary and benefit increases offset by decreased regulatory assessments.

Non-interest income, excluding securities losses, was approximately $73,000 more for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The increase is due likewise to increase in fiduciary income and other fee income. Gains on securities transactions was $123,000 for the three months ended June 30, 1996 compared to no gains or losses for the three months ended June 30, 1995. Other expenses for the three months June 30, 1996 were slightly less than the three months ended June 30, 1995. The decrease is likewise related to increased salary and benefit increases offset by decreased regulatory assessments.

INCOME TAXES
- ------------

Income tax expense for the first six months of 1996 was $658,000, compared to $261,000 in the same period in 1995. The effective tax rate for the first six months of 1996 and 1995, respectively, was 25.7% and 19.1%. The increase in 1996 in the effective rate was due to the large gain on securities transactions and its effect on tax exempt income as a percent of income. The effective tax rate is expected to decrease over the remainder of 1996 due to the effect of tax exempt income from municipal securities.

Income tax expense for the three months ended June 30, 1996 and June 30, 1995 respectively, were $230,000 and $115,000.

FINANCIAL CONDITION
- -------------------

The Company's total assets at June 30, 1996 totaled $319,726,000, a decrease of $7,153,000 compared to the total assets at December 31, 1995 of $326,879,000. Total deposits were $286,886,000 at June 30, 1996, compared to the December 31, 1995 total of $293,611,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 10.09% at June 30, 1996 compared to 9.5% at December 31, 1995. The risk-based Tier I and Tier II capital ratios and the leverage ratio of the Company amounted to 24.2%, 25.1% , and 9.9% respectively at June 30, 1996 compared to 24.3%, 25.1%, and 9.5% respectively, at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996, cash and cash equivalents for the Company of $12,267,000 increased from the December 31, 1995 amount of $11,558,000. At June 30, 1996, the market value of the Companys available-for-sale securities had declined from the December 31, 1995 market values due to increases in bond interest rates.

The Company's stockholders' equity of $31,019,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders is reflected in the increase in undivided profits from 1995. The net change in unrealized losses of the Companys available-for-sale securities totaling $1,401,000 has had a negative impact on the Companys stockholders equity since December 31, 1995 due to a increase in bond interest rates experienced in the first six months of 1996.

ALLOWANCE FOR LOAN LOSSES
- -------------------------

The allowance for loan losses at June 30, 1996 and December 31,1995 was 1.26% and 1.23% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at June 30, 1996 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any loans that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptrollers guidelines to help ensure that an adequate allowance is maintained.

The allocation of the allowance for loan losses is based upon the inherent risks in the various components of the loan portfolio. Amounts allocated to each component are determined based on managements evaluations of concentrations of credit risks, current and anticipated economic conditions, historical analyses, and classification and estimated loss exposure assigned to specific credits. These reserve allocations are subject to change as various economic conditions dictate. The following table is an analysis of the Allowance for Loan Losses.


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                 For the Six Months Ended
                                                         June 30,
                                                  1996              1995
                                              (Dollars in       (Dollars in
                                               Thousands)        Thousands)
                                             -------------     -------------
Balance at beginning of period                 $ 1,019               997
Charge-offs:
     Commercial, financial, and agricultural        10                28
     Installment loans to individuals               47                77
                                               -------           -------
                                                    57               105
Recoveries:
     Commercial, financial, and agricultural        20                 5
     Installment loans to individuals               19                32
                                               -------           -------
                                                    39                37

Net charge-offs                                     18                68
                                               -------           -------
Additions charged to operations                    120                93
                                               -------           -------
Balance at end of period                       $ 1,121             1,022
                                               =======           =======
Ratio of net charge-offs during
      the period to average loans outstanding
      during the period                           .01%              .04%
                                               =======           =======


NON ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
- --------------------------------------------

The Companys policy is to discontinue the accrual of interest income on loans whenever it is determined that reasonable doubt exists with respect to timely collectibility of interest and principal. Loans are placed on nonaccrual status if either material deterioration occurs in the financial position of the borrower, payment in full of interest or principal is not anticipated, payment in full of interest or principal is past due 90 days or more unless well secured, payment in full of interest or principal on a loan is past due 180 days or more, regardless of collateral, or the loan in whole or in part is classified as doubtful. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well-secured. When a loan is placed on nonaccrual status, interest is no longer accrued or included in interest income and previously accrued income is reversed.

As of June 30, 1996, the Company had $92,000 in nonaccrual loans compared to $177,000 as of the same period in 1995. The total of accruing loans which are contractually past due 90 days or more as to principal or interest at June 30, 1996 is $67,000 compared to $26,000 as of June 30, 1995.

The following is a summary of the Companys problem loans as of June 30, 1996 and 1995.

                                                    At June 30,
                                                1996         1995
                                             ---------     --------
                                             (dollars in thousands)

Nonaccrual loans                               $  92           177
Restructured loans                                --            --
Other impaired loans                              --            --
Other real estate                                 --            --
                                               -----         -----
      Total nonperforming loans                   92           177
                                               =====         =====

Loans past due 90+ days and still accruing        67            26
                                               =====         =====
Other potential problem loans                     --            --
                                               =====         =====

Income that would have been recorded in
     accordance with original terms                2             6
Less income actually recorded                     --            --
                                               -----         -----
Loss of income                                 $   2             6
                                               =====         =====

CONCENTRATION OF CREDIT RISK
- ----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 42% at June 30, 1996) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Companys loan portfolio included in footnote number 3, page 7 in the notes to consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS
- --------------------------------

Effective January 1, 1996 the Company implemented SFAS No. 122, Accounting for Mortgage Servicing Rights, (Statement 122) which amended Statement No. 65 to require entities with mortgage banking operations to recognize as separate assets rights to service mortgage loans for others, regardless of how these servicing rights were acquired. Entities with mortgage banking operations that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Statement 122 has been implemented prospectively. The impact of implementing Statement 122 was not significant to the financial condition or results of operations of the Company.

PROPOSED ACQUISITION
- --------------------

The Company has signed definitive agreements to acquire substantially all outstanding shares of Waskom Bancshares, Inc. and First State Bank, Waskom, Texas. Pursuant to this purchase, the Company expects to pay the shareholders of Waskom Bancshares, Inc. and First State Bank $34.27 and $34.00 per share respectively, which represents a total purchase price of $3,427,000 and will result in approximately $1,101,000 in goodwill. The purchase method of accounting will be used to record the acquisition. At June 30, 1996, First State Bank had total assets of approximately $24,012,000 including loans of $4,937,000 and total deposits of $21,596,000 and stockholders equity of $2,076,000.

CORPORATE OBJECTIVES
- --------------------

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

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.


Date:_____________________           By:_________________________
                                        Milton S. McGee, Jr., CPA
                                        President

Date:_____________________           By:_________________________
                                        Rebecca G. Tanner, CPA
                                        Chief Accounting Officer