Form 10-Q
period 1996-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 1996-11-12
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 1996     Commission file number: 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

             Texas                                      6712                         75-2371232
------------------------------------  -----------------------------------  --------------------------
  (State or other jurisdiction             (Primary Standard Industrial          (I.R.S. Employer
of incorporation or organization)           Classification Code Number)          Identification No.)



                      201 West Main Street, P.O. Box 1009
                            Henderson, Texas  75653
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

                                    X  Yes      No
                                   ---      ---


 At September 30, 1996, 2,160,000 shares of Common Stock, $5.00 par value, were outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                    September 30, 1996 and December 31, 1995
                             (dollars in thousands)


                 Assets                                                     1996        1995
                 ------                                                   ---------   ---------
Cash and due from banks                                                   $  10,755       8,916

Interest-bearing deposits with other financial institutions                   4,824       2,642

Federal funds sold                                                            2,650          --

Securities:
   Held-to-maturity , approximate market value of $80,953
    in 1996 and $83,570 in 1995                                              81,672      82,750
   Available-for-sale                                                       138,900     143,700
                                                                          ---------   ---------
                                                                            220,572     226,450

Loans, net                                                                   97,169      80,499

Premises and equipment, net                                                   3,497       3,144

Accrued interest receivable                                                   3,102       3,911
Other assets                                                                  3,815       1,317
                                                                          ---------   ---------
                                                                          $ 346,384     326,879
                                                                          =========   =========

       Liabilities and Stockholders' Equity
       ------------------------------------

Deposits:
   Demand - non interest-bearing                                             30,237      28,435
   NOW accounts                                                              74,711      68,089
   Money market and savings                                                  48,324      46,206
   Certificates of deposit and other time deposits                          157,994     150,881
                                                                          ---------   ---------
                  Total deposits                                            311,266     293,611
                                                                          ---------   ---------

Accrued interest payable                                                      1,111       1,117
Notes payable                                                                 1,511          --
Other liabilities                                                               944         945
                                                                          ---------   ---------
                                                                            314,832     295,673
                                                                          ---------   ---------
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized,
     none issued or outstanding                                                  --          --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued and outstanding                                        10,800      10,800
   Capital surplus                                                            5,400       5,400
   Undivided profits                                                         16,448      14,859
   Net unrealized  gains (losses) on securities available
      for sale, net of income taxes                                          (1,096)        147
                                                                          ---------   ---------
                Total stockholders' equity                                   31,552      31,206
Commitments and contingencies
                                                                          ---------   ---------
                                                                          $ 346,384     326,879
                                                                          =========   =========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                                                           Three months           Nine months
                                                                                       ended September 30     ended September 30
                                                                                     ---------------------------------------------
                                                                                        1996        1995       1996        1995
                                                                                        ----        ----       ----        ----
Interest Income:
            Loans                                                                        2,100       1,614       5,500       4,560
            Securities
                Taxable                                                                  2,709       2,959       8,294       8,952
                Tax-exempt                                                                 251         371       1,031       1,104
            Federal funds sold                                                               7          45          78         120
            Interest-bearing deposits with other
                financial institutions                                                      57         119         224         409
                                                                                     ---------   ---------   ---------   ---------
                Total interest income                                                    5,124       5,108      15,127      15,145
                                                                                     ---------   ---------   ---------   ---------

Interest expense:
            Deposits:
                NOW accounts                                                               493         556       1,500       1,645
                Money market and savings                                                   329         347         975       1,108
                Certificates of deposit and other time deposits                          1,892       2,018       5,737       5,840
                                                                                     ---------   ---------   ---------   ---------
                Total interest expense                                                   2,714       2,921       8,212       8,593
                                                                                     ---------   ---------   ---------   ---------
                Net interest income                                                      2,410       2,187       6,915       6,552


Provision for loan losses                                                                   60          30         180         123
                Net interest income after provision for
                                                                                     ---------   ---------   ---------   ---------
                loan losses                                                              2,350       2,157       6,735       6,429
                                                                                     ---------   ---------   ---------   ---------
Other income:
            Gains (losses) on securities transactions, net                                 (13)         41         750        (158)
            Income from fiduciary activities                                               140         135         458         411
            Service charges, commissions, and fees                                         493         358       1,142       1,073
            Other                                                                          (30)         10         161          63
                                                                                     ---------   ---------   ---------   ---------
                Total other income                                                         590         544       2,511       1,389
                                                                                     ---------   ---------   ---------   ---------


Other expenses:
            Salaries and employee benefits                                               1,099         918       3,344       2,933
            Occupancy and equipment                                                        248         189         666         577
            Regulatory assessments                                                          87          16         173         352
            Other                                                                          588         549       1,582       1,557
                                                                                     ---------   ---------   ---------   ---------
                Total other expenses                                                     2,022       1,672       5,765       5,419
                                                                                     ---------   ---------   ---------   ---------


                Income before income taxes                                                 918       1,029       3,481       2,399

 Income tax expense                                                                        197         244         855         505
                                                                                     ---------   ---------   ---------   ---------
                Net income                                                                 721         785       2,626       1,894
                                                                                     =========   =========   =========   =========
                Net income per common share (2,160,000
                                                                                     ---------   ---------   ---------   ---------
                      outstanding)                                                        0.33        0.36        1.21        0.88
                                                                                     =========   =========   =========   =========

See accompanying notes to consolidated financial statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                Nine months ended  September 30, 1996 and 1995
               (dollars in thousands, except per share amounts)

                                                                                                    Net Unrealized
                                                                                                    Gains (Losses)
                                                                                                    on Securities       Total
                                                   Preferred     Common     Capital    Undivided      Available     Stockholder's
                                                     Stock       Stock      Surplus     Profits       for Sale         Equity
                                                  ----------  ----------  ----------  ----------   --------------  --------------

Balances at December 31, 1994                     $       --      10,800       5,400      13,777          (3,830)          26,147

          Net income                                      --          --          --       1,894               --           1,894

          Net change in unrealized losses
          on securities available for sale                --          --          --          --            3,378           3,378

          Cash dividends ($.48 per share)                 --          --          --     (1,037)               --         (1,037)
                                                  ----------  ----------  ----------  ----------   --------------  --------------
Balances at September 30, 1995                    $       --      10,800       5,400      14,634            (452)          30,382
                                                  ==========  ==========  ==========  ==========   ==============  ==============

Balances at December 31, 1995                     $       --      10,800       5,400      14,859              147          31,206

          Net income                                      --          --          --       2,626               --           2,626

          Net change in unrealized losses
          on securities available for sale                --          --          --          --          (1,243)         (1,243)


          Cash dividends ($.48 per share)                 --          --          --     (1,037)               --         (1,037)
                                                  ----------  ----------  ----------  ----------   --------------  --------------
Balances at September 30, 1996                    $       --      10,800       5,400      16,448          (1,096)          31,552
                                                  ==========  ==========  ==========  ==========   ==============  ==============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                  (unaudited)

                 Nine months ended September 30, 1996 and 1995
                             (dollars in thousands)

                                                                                     1996      1995
                                                                                   --------  --------
Operating activities:
     Net income                                                                    $  2,626     1,894
     Adjustments to reconcile net income to net cash
        provided by operating activities:
             Net amortization (accretion) of premium (discount) on securities           505      (163)
             Provision for loan losses                                                  180       123
             Net (gains) losses on securities transactions                             (750)      158
             Depreciation and amortization                                              348       313
             Decrease in accrued interest receivable                                    971       398
             Increase (decrease) in other assets                                       (555)       59
             Increase (decrease) in accrued interest payable                            (47)      156
             Increase (decrease) in other liabilities                                  (140)      294
                                                                                   --------  --------
                  Net cash provided by operating activities                           3,138     3,232
                                                                                   --------  --------

Investing activities:
     Proceeds from maturities, paydowns and calls of held-to-maturity securities     10,824    19,576
     Purchases of held-to-maturity securities                                        (5,221)  (28,649)
     Proceeds from sales of available-for-sale securities                            50,645    13,093
     Proceeds from maturities and paydowns of available-for-sale securities          19,999    23,914
     Purchases of available-for-sale securities                                     (57,459)  (21,798)
     Net increase in loans                                                          (11,311)   (9,016)
     Purchases of bank premises and equipment                                          (393)     (207)
     Net cash received to purchase assets and assume liabilities of acquired bank     1,544        --
                                                                                   --------  --------
                  Net cash provided by (used in) investing activities                 8,628    (3,087)
                                                                                   --------  --------
Financing activities:
     Net increase (decrease) in deposits                                             (4,058)    6,724
     Cash dividends paid                                                             (1,037)   (1,037)
                                                                                   --------  --------
                  Net cash provided by (used in) financing activities                (5,095)    5,687
                                                                                   --------  --------
                  Increase in cash and cash equivalents                               6,671     5,832
Cash and cash equivalents at beginning of period                                     11,558    14,349
                                                                                   --------  --------

Cash and cash equivalents at end of period                                         $ 18,229    20,181
                                                                                   --------  --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                  $    775        --
                                                                                   --------  --------

Interest paid, net of amounts capitalized                                          $  8,218     8,437
                                                                                   --------  --------

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996
(1)  Basis of Presentation
     ---------------------

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

(2)  Securities
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at September 30, 1996, are summarized as follows (in thousands of dollars):


                                                 Gross       Gross
                                   Amortized  Unrealized  Unrealized     Fair
                                     Cost        Gains      Losses       Value
                                  ----------  ----------  ----------  ----------
U.S. Treasury                     $    7,068          55        (137)      6,986

U.S. Government agencies              14,238          36        (129)     14,145
State and municipal                   31,015         170        (224)     30,961
Mortgage-backed securities
  and collateralized mortgage
  obligations                         26,835           4        (514)     26,325
Other securities                       2,516          20          --       2,536
                                  ----------  ----------  ----------  ----------

                                  $   81,672         285      (1,004)     80,953
                                  ==========  ==========  ==========  ==========

The amortized cost and approximate market values (carrying value) of securities available-for-sale at September 30, 1996, are summarized as follows (in thousands of dollars):



                                                Gross        Gross
                                  Amortized   Unrealized  Unrealized      Fair
                                    Cost        Gains       Losses       Value
                                  ----------  ----------  ----------  ----------
U.S. Treasury                     $   47,030          82        (483)     46,629

U.S. Government agencies              18,075           3        (208)     17,870
Mortgage-backed securities
  and collateralized mortgage
  obligations                         73,910         209      (1,284)     72,835
  Other securities                     1,565           1           -       1,566
                                  ----------  ----------  ----------  ----------
                                  $  140,580         295      (1,975)    138,900
                                  ==========  ==========  ==========  ==========

HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 1996

(3)  Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):



                                                September 30,     December 31,
                                                     1996             1995
                                               ---------------   --------------
Commercial, financial and agricultural         $        21,783           22,444
Real estate mortgage                                    44,573           34,009
Installment and other                                   33,261           26,234
                                               ---------------   --------------
      Total                                             99,617           82,687

Less:
 Allowance for loan losses                             (1,147)          (1,019)
 Unearned discount                                     (1,301)          (1,169)
                                               ---------------   --------------

      Loans, net                               $        97,169           80,499
                                               ===============   ==============


Changes in the allowance for loan losses for the three months ended September 30, 1996 and 1995 summarized as follows (in thousands of dollars):


                                                          1996             1995
                                               ---------------   --------------
Balance, January 1                             $         1,019              997
 Provision for loan losses                                 180              123
 Loans charged off                                       (135)            (158)
 Recoveries on loans                                        59               74
 Increase due to acquisition                                24               --
                                               ---------------   --------------
Balance, September 30                          $         1,147            1,036
                                               ===============   ==============

(4)  Acquisitions
    --------------

On August 31, 1996, the Company acquired substantially all of the outstanding shares of Waskom Bancshares, Inc. and its majority owned subsidiary, First State Bank, Waskom, Texas. Pursuant to the purchase agreement, the Company paid $3,463,000, $1,511,000 of which was paid as a note payable due upon demand having an interest rate of 6.10%. This transaction resulted in approximately $1,337,000 in goodwill, which is to be amortized over fifteen years on a straight line basis. The transaction was accounted for using the purchase method of accounting. This acquisition resulted in an increase in total assets of $24,075,000 and total deposits of $21,714,000.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.


Results of Operations
---------------------

Net income for the first nine months of 1996 was $2,626,000 compared to $1,894,000 for the same period in 1995. The Company experienced gains on securities transactions totaling approximately $750,000 in the first nine months of 1996 from the sale of certain available-for-sale Treasury securities. In the first nine months of 1995, the Company had net securities losses of approximately $158,000. Net interest income for the first nine months of 1996 has improved over the same period in 1995 due to improving margins related to increased loan demand, and change in deposit mix and slightly lower interest rates on deposit accounts. Increased interest income from loans was offset by decreased interest income on taxable securities due to the sale of U.S Treasury securities in January 1996 in which a gain was recognized and the proceeds were reinvested at lower rates. With the increase in loan demand, the Company made a provision of $180,000 to the allowance for loan losses during the first nine months of 1996. A provision of $123,000 was made for loan losses during the same period in 1995. Other income, excluding gains on securities transactions, for the first nine months of 1996 was $1,761,000 compared to $1,547,000 for the same period in 1995. Total other expenses for the first nine months of 1996 were $5,765,000 compared to $5,419,000 for the first nine months in 1995. Income tax expense for the first nine months of 1996 was $855,000 compared to $505,000 for the same period in 1995.


Acquisition
-----------

On August 31, 1996, the Company acquired substantially all of the outstanding shares of Waskom Bancshares, Inc. and its majority owned subsidiary, First State Bank, Waskom, Texas. Pursuant to the purchase agreement, the Company paid $3,463,000, $1,511,000 of which was paid as a note payable due upon demand having an interest rate of 6.10%. This transaction resulted in approximately $1,337,000 in goodwill, which is to be amortized over fifteen years on a straight line basis. The transaction was accounted for using the purchase method of accounting. This acquisition resulted in an increase in total assets of $24,075,000 and total deposits of $21,714,000.


Net Interest Income
-------------------

For the nine months ended September 30, 1996 net interest income was $6,915,000 compared to $6,552,000 for the first nine months of 1995. Interest income from loans has increased due to volume increases. This increase has been offset somewhat by a decrease in interest income from taxable investments due to the sale of certain taxable securities in January 1996. Interest expense for the first nine months of 1996 was $381,000 less than the first nine months of 1995 due to change in deposit mix from higher yielding deposits to lower yielding deposits and slightly lower interest rates due to repricing of certificates of deposit.

Net interest income for the three month period ended September 30, 1996 was $2,410,000 compared to $2,187,000 in 1995. The increase is likewise the result of improved loan demand and a decrease in interest income from taxable investments due to the sale of certain taxable securities. Interest expense decreased in the three months ended September 30, 1996 compared to the three months ended September 30, 1995 due to volume decreases, change in deposit mix, and slightly lower interest rates due to repricing of certificates of deposit.

Provision for Loan Losses
-------------------------

For the nine months ended September 30, 1996, the Company increased its allowance for loan losses through a provision of $180,000 compared to the nine months ended September 30, 1995 in which the Company had a provision for loan losses of $123,000. The Company experienced net charge offs of $76,000 in the first nine months of 1996 compared to net charge offs of $84,000 in the same period 1995.


During the three months ended September 30, 1996, the Company increased its allowance for loan losses through a provision of $60,000. The Company increased its allowance for loan losses during the same period in 1995 by $30,000.

See additional information related to the Companys loan operations in the Allowance for Loan Loss section below.

Other Income and Expenses
-------------------------

Non-interest income, excluding securities losses was $1,761,000 for the first nine months of 1996 as compared to $1,547,000 in the first nine months of 1995. This increase is due to increases in fiduciary income and other fees. Gains on securities transactions for the first nine months of 1996 was $750,000 compared to a loss of $158,000 for the same period in 1995. The gain in 1996 was the result of the sale of certain taxable securities consistent with the Companys portfolio management policy. Other expenses for the nine month period ended September 30, 1996 were $5,765,000 compared to $5,419,000 during the same period in 1995. The change is primarily due to general salary and benefit increases, occupancy expenses increases and decreased regulatory assessments.

Non-interest income, excluding securities losses, was $603,000 for the three months ended September 30, 1996 compared to $503,000 for the three months ended September 30, 1995. The increase is due to increases in service charges and other fees. For the three months ended September 30, 1996, the Company experienced a loss on securities transactions of $13,000. For the three months ended September 30, 1995 the Company had a gain of $41,000. Other expenses for the three months September 30, 1996 were $2,022,000 compared to $1,672,000 for the three months ended September 30, 1995. The increase was recognized in all categories of other expense including salary and benefits, occupancy, regulatory assessments and other.

Income Taxes
------------

Income tax expense for the first nine months of 1996 was $855,000, compared to $505,000 in the same period in 1995. The effective tax rate for the first nine months of 1996 and 1995, respectively, was 24.6% and 21.1%. The increase in 1996 in the effective rate was due to the large gain on securities transactions. The effective tax rate is expected to decrease over the remainder of 1996 due to the effect of tax exempt income from municipal securities.

Income tax expense for the three months ended September 30, 1996 and September 30, 1995 respectively, were $197,000 and $244,000.

Financial Condition
-------------------

The Company's total assets at September 30, 1996 totaled $346,384,000, an increase of $19,505,000 compared to the total assets at December 31, 1995 of $326,879,000. Total deposits were $311,266,000 at September 30, 1996, compared to the December 31, 1995 total of $293,611,000. These increases were caused primarily by the acquisition of First State Bank, Waskom, Texas in September 1996. Total assets and deposits of First State Bank, Waskom, Texas, totaled $26,482,000, and $22,595,000, respectively, at September 30, 1996.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.4% at September 30, 1996 compared to 9.5% at December 31, 1995. The risk-based Tier I and Tier II capital ratios and the leverage ratio of the Company amounted to 22.3%, 23.1% , and 9.0% respectively at September 30, 1996 compared to 24.3%, 25.1%, and 9.5% respectively, at December 31, 1995.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, cash and cash equivalents for the Company of $18,229,000 increased from the December 31, 1995 amount of $11,558,000. Approximately $4,386,000 of the increase is related to the Waskom acquisition. At
September 30, 1996, the market value of the Company's available-for-sale securities had declined from the December 31, 1995 market values due to increases in bond interest rates.

The Company's stockholders' equity of $31,552,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders is reflected in the increase in undivided profits from 1995. The net change in unrealized losses on the Company's available-for-sale securities totaling $1,243,000 has had a negative impact on the Company's stockholders equity since December 31, 1995 due to an increase in bond interest rates experienced in the first nine months of 1996.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at September 30, 1996 and December 31, 1995 was 1.16% and 1.25% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at September 30, 1996 is adequate to cover losses inherent in its loan portfolio.
A migration analysis and an internal classification system for loans also helps identify potential problems, if any loans that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                                         For the Nine Months Ended

                                                                                September 30,
                                                                           1996               1995
                                                                       -----------        -----------
Balance at beginning of period                                         $     1,019                997
Charge-offs:
     Commercial, financial, and agricultural                                    10                 64
     Installment loans to individuals                                          125                 94
                                                                       -----------        -----------
                                                                               135                158
Recoveries:
     Commercial, financial, and agricultural                                    20                 31
     Installment loans to individuals                                           39                 43
                                                                       -----------        -----------
                                                                                59                 74

Net charge-offs                                                               (76)               (84)
Addition due to acquisition                                                     24                 --
Additions charged to operations                                                180                123
                                                                       -----------        -----------
Balance at end of period                                               $     1,147              1,036
                                                                       ===========        ===========
Ratio of net charge-offs during
          the period to average loans outstanding
          during the period                                                   .09%               .12%
                                                                       ===========        ===========

Non Accrual, Past Due and Restructured Loans
--------------------------------------------

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

As of September 30, 1996, the Company had $164,000 in nonaccrual loans compared to $171,000 as of the same period in 1995. The total of accruing loans which are contractually past due 90 days or more as to principal or interest at September 30, 1996 is $118,000 compared to $594,000 as of September 30, 1995. Other real estate totaled $151,000 at September 30, 1996.

The following is a summary of the Company's problem loans as of September 30, 1996 and 1995.


                                                           At September 30,
                                                          1996         1995
                                                       ----------   ----------
                                                        (dollars in thousands)
Nonaccrual loans                                       $      164          171
Restructured loans                                             --           --
Other impaired loans                                           --           --
Other real estate                                             151           --
                                                       ----------   ----------
      Total nonperforming loans                               315          171
                                                       ==========   ==========

Loans past due 90+ days and still accruing                    118          594
                                                       ==========   ==========

Other potential problem loans                                  --           --
                                                       ==========   ==========

Income that would have been recorded in
      accordance with original terms                            4           12
Less income actually recorded                                  --           --
                                                       ----------   ----------
Loss of income                                         $        4           12
                                                       ==========   ==========

Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 45% at September 30, 1996) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in footnote number 3, page 7 in the notes to consolidated financial statements.

Recent Accounting Pronouncements
--------------------------------

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


Corporate Objectives
--------------------

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

     None


Item 3.  Defaults Upon Senior Securities.

     None


Item 4.  Submission of Matters to a Vote of Security Holders.

     None


Item 5.  Other Information.

     As of August 31, 1996, the Company acquired substantially all of the outstanding shares of Waskom Bancshares, Inc. And First State Bank, Waskom, Texas. See managements discussion and analysis for more details of the transaction.

Item 6.  Exhibits and Reports on Form 8-K.

     None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.


Date:                              By:
      -------------------             ---------------------------
                                       Milton S. McGee, Jr., CPA
                                       President



Date:                              By:
      -------------------             ---------------------------
                                       Rebecca G. Tanner, CPA
                                       Chief Accounting Officer