Form 10-K405
period 1996-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 1997-03-28
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended: December 31, 1996

                                 OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to ________

                        Commission File Number 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


            TEXAS                                       75-2371232
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  201 WEST MAIN STREET,  P. O. BOX 1009                       75653
           HENDERSON, TEXAS                                (Zip Code)
(Address of principal executive offices)


               (903) 657-8521
(Registrant's Telephone Number, Including Area Code)


          Securities registered pursuant to Section 12(b) of the Act:

     [Title of Each Class]          [Name of Each Exchange on Which Registered]
     NONE                           NONE

Securities registered pursuant to  Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               X  Yes       No
                                                ----     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                                      ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the price of the voting stock in the most recent sale transaction, which occurred on February 17, 1997, was $14,141,448. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Further, the shares of registrant held in trust by Citizens National Bank, Henderson, Texas are assumed to be held by an affiliate of the registrant. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Number of Shares outstanding of the registrant's common stock, as of March 3, 1997: 2,130,300

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts II and III. With the exception of such specific references as appear in this report, the 1996 Annual Report to Shareholders is not deemed filed as part of this report. (Index to Exhibits is located on page 25.)

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY
-----------

     Henderson Citizens Bancshares, Inc. (the "Company") was incorporated as a Texas corporation on November 13, 1990 and is a second-tier bank holding company, owning one hundred percent (100%) of the issued and outstanding shares of the common stock of Henderson Citizens Delaware Bancshares, Inc. (the "Delaware BHC"), and one hundred percent (100%) of the issued and outstanding shares of the common stock of Waskom Bancshares, Inc. The Company organized the Delaware BHC on December 27, 1991. Waskom Bancshares, Inc. is an inactive shell corporation.

     The Company also indirectly owns one hundred percent (100%) of the issued and outstanding shares of the $5.00 par value per share common stock (the "Citizens Bank Stock") of Citizens National Bank, Henderson, Texas (the "Citizens Bank"), and one hundred percent (100%) of the issued and outstanding shares of the $1.25 par value per share common stock (the "Waskom Common Stock") of First State Bank, Waskom, Texas (the "Waskom Bank"). The Citizens Bank and the Waskom Bank sometimes are referred to herein collectively as the "Subsidiary Banks".

     The Company's primary activity is to provide assistance to the Delaware BHC and the Subsidiary Banks in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to the Delaware BHC and the Subsidiary Banks. The Delaware BHC and the Subsidiary Banks operate under the day-to-day management of their own officers, and each entities' individual boards of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of the Delaware BHC and the Subsidiary Banks. See "ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The Company conducts no other activity than the operation of the Delaware BHC and, indirectly, the Subsidiary Banks. The Company derives its revenues primarily from the operation of the Subsidiary Banks in the form of dividends paid from the Subsidiary Banks to the Delaware BHC and by the Delaware BHC to the Company. In addition, the Company may receive tax benefits from any future losses of the Subsidiary Banks.

     Neither the Company nor the Delaware BHC engage in any nonbanking activities at this time. If, in the future, the Company proposes to engage in any nonbanking activities through these corporations, it would be restricted to those nonbanking activities permitted under guidelines of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and would need to obtain regulatory approval for such activities. As of December 31, 1996, the Company had, on a consolidated basis, total assets of $356,830,000, total deposits of $320,673,000, total loans, (net of unearned discount and allowance for loan losses) of $100,825,00 and total stockholders' equity of $31,988,000.

THE DELAWARE BHC
----------------

     The Delaware BHC is a wholly-owned subsidiary of the Company, organized in 1991 under the laws of the State of Delaware for the purpose of becoming an
intermediate bank holding company.   The Delaware BHC owns 1,080,000 shares
(100.0%) of the issued and outstanding Citizens Bank Stock and 100,000 shares (100.00%) of the issued and outstanding Waskom Bank Stock..

     The primary purpose of the Delaware BHC is to limit the Texas franchise tax liability of the Company. The Delaware BHC does not conduct any operations other than providing assistance to the Subsidiary Banks and will derive its revenues primarily from the operation of the Subsidiary Banks in the form of dividends.

ACQUISITIONS
------------

     On September 17, 1996, the Company completed its acquisition of all of the issued and outstanding stock of Waskom Bancshares, Inc. and its majority-owned subsidiary, the Waskom Bank. The Company acquired approximately 93% of the stock of Waskom Bancshares, Inc. pursuant to the terms of a Stock Purchase Agreement, dated as of May 24,1996. The Company acquired the remaining shares of Waskom Bancshares, Inc. and the minority interest of the Waskom Bank not owned by Waskom Bancshares, Inc. pursuant to the terms of Stock Purchase Agreements between the Company and each of the holders representing a minority interest in Waskom Bancshares, Inc. and the Waskom Bank. Such stock was acquired for cash, and the aggregate purchase price of $3,463,000 was funded with a combination of notes and cash. The stock of the Waskom Bank directly and indirectly acquired by the Company through the acquisition of Waskom Bancshares, Inc. was thereafter contributed to the Delaware BHC. Waskom Bancshares, Inc. is an inactive subsidiary of the Company. The Delaware BHC currently operates the Citizens Bank and the Waskom Bank as separate subsidiaries.

     On October 10, 1996, the Company completed the repurchase of 29,700 shares of its common stock (representing approximately 1.375% of its then outstanding shares) in a privately-negotiated transaction from a single shareholder. Such shares were purchased for $334,125 in the aggregate, or $11.25 per share. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with the stock repurchase.

THE SUBSIDIARY BANKS
--------------------

     General.
     -------

     The Citizens Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Office of the Comptroller of the Currency (the "Comptroller") and was originally located at 101 East Main Street, Henderson, Texas. In 1973, the Citizens Bank moved to its current location at 201 West Main Street. The Citizens Bank operates branch offices in Henderson, Overton, Mount Enterprise, Jefferson, Malakoff, and Chandler, Texas. At December 31, 1996, the Citizens Bank had approximately $331,168,000 in assets, $300,171,000 in deposits, $95,916,000 in loans (net of unearned discount), and $29,255,000 in shareholders' equity. The Citizens Bank is regulated and supervised by the Comptroller.

     The Waskom Bank was originally chartered on December 4, 1954, as a Texas banking association. Its sole banking office is located at 745 Spur 156, Waskom, Texas. At December 31, 1996, the Waskom Bank had approximately $25,663,000 in assets, $21,596,000 in deposits, $6,057,000 in loans (net of unearned discount, and $3,520,000 in shareholder's equity. The Waskom Bank is regulated and supervised by the Federal Deposit Insurance Corporation (the "FDIC") and the Texas Department of Banking (the "TDB").

     Services.  The Subsidiary Banks are  full service banks offering a variety
     --------
of services to satisfy the needs of the consumer and commercial customers in the area. The Subsidiary Banks offer most types of loans, including commercial, agribusiness, credit card, consumer, mortgage and real estate loans. The Subsidiary Banks also provide a wide range of consumer banking services, including savings and checking accounts, various savings programs and installment, other personal loans, safe deposit boxes, automated teller machines. The Citizens Bank also offers trust services and automated clearinghouse payroll services. In 1992, the Citizens Bank began offering a wide array of investment products, such as annuities, mutual funds and discount brokerage services, to its customers. In 1994, the Citizens Bank began offering a 24 hour automated telephone account inquiry system, which was complemented in late 1995 by a loan by phone automated system. In January 1994 the Citizens Bank began a Community Development Corporation ("CDC"), which is a subsidiary of the bank, and offers affordable housing to lower income persons in Rusk County. In May 1996 the CDC was approved to make loans in Marion and Henderson Counties.

     Saturday drive up banking has been offered at the Malakoff location since its acquisition in 1994, and Saturday drive up banking has been offered in Henderson at the Southside branch since November 1995. Saturday drive up banking has been offered at the Chandler branch since April 1996.

     Competition.  The Citizens Bank services a large portion of the East Texas
     -----------
area with offices in Henderson, Overton, and Mount Enterprise, which includes Rusk County, Jefferson, which includes Marion County, and Malakoff and Chandler, which includes Henderson County. The Waskom Bank compliments the service area of the Citizens Bank by servicing Harrison County in East Texas. The activities in which the Subsidiary Banks engage are competitive. Each activity engaged in involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. In addition to competing with other commercial banks within and outside their primary service areas, the Subsidiary Banks compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds and securities brokers. The Subsidiary Banks also compete with suppliers of equipment in furnishing equipment financing and leasing services.

     Environmental Compliance.  There are several federal and state statutes
     ------------------------
that govern the rights and obligations of financial institutions with respect to environmental issues. Besides being directly liable under these statutes for its own conduct, a bank may also be held liable under certain circumstances for actions of borrowers or other third parties on property that collateralizes a loan held by the bank. Such potential liability under the environmental statutes may far exceed the original amount of a loan made by the bank secured by the property. Currently, the Subsidiary Banks are not a party to any pending legal proceedings under any environmental statute, nor are the Subsidiary Banks aware of any instances that may give rise to such liability of the Subsidiary Banks.

     Employees.  At December 31, 1996, the Citizens Bank  employed approximately
     ---------
125 full-time and 12 part-time employees, and the Waskom Bank employed approximately 12 full-time employees and 1 part-time employee.

SUPERVISION AND REGULATION
--------------------------

     The following discussion of the regulatory environment under which bank holding companies and banks operate is intended only to provide the reader with a summary of some of the more material regulatory constraints upon the operation of bank holding companies and banks and does not purport to be a complete discussion of all regulatory constraints.

     Bank Holding Company Regulation.  Both the Company and the Delaware BHC are
     -------------------------------
registered bank holding companies under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act") and are therefore subject to regulation and examination by the Federal Reserve Board. The Federal Reserve Board has broad oversight authority with respect to many aspects of the activities, operations and expansion of bank holding companies. For example, the Federal Reserve Board must grant prior approval of (i) certain acquisitions of banks or thrifts by bank holding companies; (ii) the engagement by bank holding companies or their subsidiaries in certain activities that are deemed to be closely related to banking; and (iii) transactions regarding the transfer of ownership of a bank holding company's stock that constitute a "change in bank control" under the provisions of the Change in Bank Control Act of 1978.

     In addition, bank holding companies are required to file annual and other reports with, and furnish information regarding its business to the Federal Reserve Board. The Federal Reserve Board has available to it several administrative remedies including cease-and-desist powers over parent holding companies and nonbanking subsidiaries where the actions of such companies would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve Board also has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies.

     The Texas Banking Act and federal banking law provide that the Company and the Delaware BHC are able to acquire or establish banks in any state of the United States if that state's laws permit such acquisitions or establishments of such banks. However, the board of directors of the Company and the Delaware BHC have not at this time made any plans to acquire or establish banks whether within the State of Texas or elsewhere.

     In addition, the Texas Banking Act permits a bank holding company owning stock of a bank located outside the State of Texas (a "Foreign Holding Company") to acquire a bank or bank holding company located in Texas. Until September 1, 2001, such acquisition may occur only if the Texas bank to be directly or indirectly controlled by the Foreign Holding Company (i) was in existence on or had its charter application filed before July 15, 1987 and has continuously operated since such date, or (ii) has existed and continuously operated as a bank for a period of at least five (5) years. In any event, however, a Foreign Holding Company may not acquire a Texas bank or bank holding company, if after the acquisition, the Foreign Holding Company would own or control banks in Texas the deposits of which would exceed twenty-five percent (25%) of the total deposits of all state and national banks located in Texas. Pursuant to a Texas Attorney General opinion interpreting the relevant provisions of applicable law, a Foreign Holding Company acquiring a bank or bank holding company located in the State of Texas may not become involved in its day-to-day operations.

     The Comptroller, the Federal Reserve Board and the FDIC have adopted risk-based capital guidelines which took effect on December 31, 1990. These guidelines set forth the calculation of banks and bank holding companies' capital to asset ratios by assigning a weight to all assets, including off-balance-sheet assets, and by defining the components that may be included in capital. The guidelines establish a capital ratio that compares an institution's qualifying capital base (the numerator of the risk-based capital) to its risk-weighted assets (the denominator of the ratio).

     The guidelines create two categories of capital: Tier 1, or core capital, and Tier 2, or supplementary capital. Generally, Tier 1 capital consists primarily of the sum of common stock and perpetual noncumulative preferred stock less goodwill and certain percentages of other intangible assets. Tier 2 capital consists primarily of perpetual preferred stock not qualifying as Tier 1 capital, perpetual debt, mandatory convertible securities, subordinated debt, convertible preferred stock with an original weighted average maturity of at least five years and the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital. All assets are assigned a weighted risk factor from 0% to 100%. Risk-based capital ratios are calculated using risk-weighted assets, which include both on-and off-balance sheet assets.

     Banks and bank holding companies are required to maintain a ratio of total capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets ("Tier 1 Capital Ratio") of at least 4.0%. Under these guidelines, the Company had a Total Capital Ratio of 24.0% and a Tier 1 Capital Ratio of 23.2% at December 31, 1996.

     In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage Capital Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The Comptroller, the FDIC and the Federal Reserve Board define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets is comprised of total assets less intangible assets. As of December 31, 1996, the Company's Leverage Capital Ratio was 8.8%.

     The ability of the Company to pay dividends is restricted by the requirement that it maintain an adequate level of capital, on a consolidated basis, in accordance with guidelines of the Federal Reserve Board. Funds available for payment of dividends to its shareholders and other expenses will be provided primarily from dividends to the Company from the Delaware BHC, which will in turn, be received by the Delaware BHC from the Subsidiary Banks. The ability of the Citizens Bank to pay dividends is restricted by provisions of the National Bank Act, and the ability of the Waskom Bank to pay dividends is restricted by provisions of the Texas Banking Act. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- Dividends."

     Bank Regulation.  The Citizens Bank is chartered under the National Bank
     ---------------
Act and is subject to regulation, supervision and examination by the Comptroller and to regulation by both the Federal Reserve Board and the FDIC. The Waskom Bank is chartered under the Texas Banking Act and is subject to supervision, examination and regulation of both the TDB and the FDIC, and is subject to the power of the TDB and the FDIC to enforce compliance with applicable banking statutes and regulations. The majority of the Subsidiary Banks' operations and activities are subject to regulation and supervision by one or more of the regulatory authorities noted above. For example, activities and operations of the Subsidiary Banks such as (i) extension of credit and lending activities,
(ii) deposit collection activities; (iii) dividend payments; (iv) branch office operations; and (v) interstate expansion are regulated by at least one or more these regulatory agencies.

     The ability of the Subsidiary Banks to pay dividends are restricted by provisions of the National Bank Act in the case of the Citizens Bank, and the Texas Banking Act in the case of the Waskom Bank. Under the National Bank Act, the Citizens Bank generally may pay dividends to the extent of net profits. The prior approval of the Comptroller, or his designee, however, is required for any dividend to a bank holding company by any affiliated national bank if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits (as defined) for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Comptroller also has the authority to prohibit a national bank from engaging in any activity that, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the Comptroller may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the Comptroller and the Federal Reserve Board have recently expressed the view that national banks and bank holding companies should refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

     Under the Texas Banking Act, The Waskom Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Banking Commissioner of the State of Texas. All dividends must be paid out of net profits then on hand, after deducting expenses, including loses and provisions for loan losses. Additionally, under provisions of the Federal Deposit Insurance Act, the FDIC has the right to prohibit the payment of dividends by a bank where such payment is deemed to be an unsafe and unsound banking practice.

     The ability of the Subsidiary Banks to pay dividends are also restricted by the requirement that they each maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the Comptroller and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and a Leverage Capital Ratios of at least 3.0% for the most highly-rated, financially sound banks and at least 4.0% for all other banks. Under the regulations, at December 31, 1996, the Subsidiary Banks had capital ratios as follows:


                     Tier 1          Total          Leverage
                 Capital Ratio   Capital Ratio   Capital Ratio
                 --------------  --------------  --------------

Citizens Bank         23.5%           24.4%            9.0%

Waskom Bank           25.3%           25.5%            8.9%

See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- Dividends."

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") became law on December 19, 1991, with the primary objective of recapitalizing federal deposit insurance funds and making them more secure. FDICIA reinforces the authority of federal regulatory agencies over banks, changes bank accounting and auditing rules and establishes levels of capitalization to be used in determining the extent of regulatory intervention into a bank's activities and whether to approve proposals submitted by banks (such as branch applications, acquisitions or entry into new lines of business). FDICIA requires the establishment of safety and soundness standards, and requires certain actions to be taken by the federal regulatory authorities in dealing with problem banks. Subject to certain limitations, FDICIA requires that banks be assessed for payments made by the

FDIC on uninsured deposits of other institutions and prescribes FDIC assessments based on the risks inherent in a bank's assets. Under FDICIA, a holding company is required to guarantee compliance with any capital restoration plan entered into by a subsidiary bank which is not "adequately capitalized" within the meaning of FDICIA. FDICIA generally restricts activities of state-chartered banks to those permissible for national banks, requires the adoption of uniform real estate loan regulations, establishes certain safeguards against insider abuses, and calls for regulations designed to limit the risks posed by one bank's exposure to another bank.

     The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law on August 9, 1989. This legislation included various provisions that affect or may affect the Company, the Delaware BHC and the Subsidiary Banks. Among other things, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA also removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Such changes could increase the competition facing the Subsidiary Banks in their service areas. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

     In addition, pursuant to FIRREA, any depository institution that is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. The Subsidiary Banks are not currently subject to any such requirements.

     FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" (primarily including management, employees and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs) who knowingly or recklessly either violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorized the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

     In 1994, Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Reigle Act"). Such statute provides for nationwide interstate banking, but does permit each state to make an election as to whether such state will permit interstate branching. During its 1995 term, the Texas legislature passed legislation providing that interstate branching will not be permitted in Texas until at least 1999. Accordingly, banks located outside the State of Texas are effectively prohibited from opening a branch in Texas. Similarly, banks located in Texas are generally prohibited from opening branches outside Texas. The Texas legislature is expected to revisit the issue of interstate branching in the 1999 session and, until then, interstate branching will be prohibited in Texas. Interstate banking (e.g., out-of-state holding companies acquiring Texas financial institutions), however, cannot be prohibited and must be permitted by all the states, subject to certain permissible state law limitations on the ages of the banks to be acquired and limitations on the total amount of deposits within a state that a bank holding company is permitted to control.

ITEM 2.  PROPERTIES

THE CITIZENS BANK
-----------------

     The Citizens Bank owns its main banking office and six branch offices. The main office is a two-story, 33,000-square-foot office building located at 201 West Main Street, Henderson, Texas, and is the location where the majority of the Citizens Bank's business is conducted. There is a six-lane drive-in facility located directly behind the Citizens Bank. An automated teller machine ("ATM") is also located in a separate building at this address. The Citizens Bank has five additional ATMs in Henderson, located in a grocery store at 2400 Highway 79 South, at a convenience store at 1414 West Main Street, at the local hospital at 300 Wilson, at a general merchandise store at 2309 Highway 79 South, and at a convenience store located at the traffic star which is the intersection of U.S. Highways 79 and 259 and State Highways 64 and 43.

     The Citizens Bank has six branch offices. The Southside branch office is located at 1610 Highway 79 South, Henderson, Texas. The Southside branch office contains approximately 4,200 square feet and has a three-lane drive-in facility. The Overton branch office is located at 307 South Commerce Street, Overton, Texas. The Overton branch has approximately 1,076 square feet, one drive-in lane and one ATM. The Mount Enterprise branch office is located on Highway 84 in Mount Enterprise, Texas. The Mount Enterprise branch facility has approximately 9,000 square feet, a two-lane drive-in facility, and one ATM. The Jefferson branch office is located at 302 East Broadway, Jefferson, Texas. The Jefferson branch office contains approximately 1,600 square feet and one drive-in lane. The Citizens Bank also maintains an ATM located at a convenience store at 105 South Walcott, Jefferson, Texas. The Malakoff branch is located at 115 West Royall Boulevard, Malakoff, Texas. The Malakoff branch facility has approximately 10,000 square feet , a three-lane drive-in facility and one ATM. The Chandler branch office is located at 105 Highway 31 East, Chandler, Texas. The Chandler branch office contains approximately 1,600 square feet, one drive-in lane and an ATM.

THE WASKOM BANK
---------------

     The Waskom Bank owns its sole banking office, which is located at 745 spur 156, Waskom, Texas. The building is a single story, brick building containing approximately 6,000 square feet. One drive in lane is attached to the building and one remote drive in lane is located on the property. Additionally, one drive up ATM is located on the property.


     There are no encumbrances on the properties discussed above.


ITEM 3.  LEGAL PROCEEDINGS

     To the knowledge of the management of the Company, excepting litigation in the ordinary course of business, there are no material legal proceedings that have been brought or threatened against the Company, the Delaware BHC or the Subsidiary Banks.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A vote of the shareholders of the Company was not taken during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 MARKET FOR STOCK

     There is no established public market for the shares of the $5.00 par value per share common stock of the Company (the "Company Stock"). The following table shows (i) the high and low sales price for each sale of the common stock of the Company indicated for which the management of the Company had knowledge of the prices involved through March 3, 1997, (ii) the number of such transactions for the periods indicated, and (iii) the total number of shares traded in such transactions. THESE PRICES REFLECT ONLY THE TRANSACTIONS WITH RESPECT TO WHICH MANAGEMENT OF THE COMPANY HAS KNOWLEDGE OF THE PURCHASE PRICE. TRADE PRICES ARE REPORTED ON AN INFORMAL BASIS, AND NO INDEPENDENT VERIFICATION OF THE TRADE PRICES HAS BEEN MADE. THEY ARE THE RESULT OF ISOLATED TRANSACTIONS AND ARE NOT NECESSARILY INDICATIVE OF THE ACTUAL OR MARKET VALUE OF SUCH SECURITIES.

                                         Company Stock
                            ----------------------------------------
                                            NUMBER OF     NUMBER OF
                                          TRANSACTIONS     SHARES
1997                         LOW   HIGH    REPRESENTED   REPRESENTED
----                        ----- ------  ------------   -----------
First Quarter
(Through March
1, 1997)                     12.00  12.50       3              750

1996
----
First Quarter                12.00  12.00       3              732

Second Quarter               12.00  12.00      10            4,329

Third Quarter                12.00  12.00       5            1,190

Fourth Quarter               11.25  12.00       4           30,310

1995
----
First Quarter                12.75  12.75       4            3,980

Second Quarter               12.00  12.50       7            7,180

Third Quarter                12.00  13.00       9            3,400

Fourth Quarter               12.00  12.00      14            5,000

          As of March 3, 1997, there were 459 shareholders of record.

                                 DIVIDENDS

     The Company declared three quarterly dividends on the Company stock during 1996 that approximated $345,600 (or $0.16 per share) per quarter for the first three quarters of 1996, and the Company declared one quarterly dividend on the Company stock that approximated $340,848 (or $0.16 per share). The Company paid four quarterly dividends on the Company stock during 1996 that approximated $345,600 (or $0.16 per share) for the fiscal year ended December 31, 1996. The quarterly dividends were declared by the Board of Directors of the Company on February 21, May 15, August 21, and November 20, respectively. The amount and timing of future dividend payments will be determined by the Board and will depend upon a number of factors, including the extent of funds legally available therefore and the earnings, business prospects, acquisition opportunities, cash needs, financial condition and regulatory and capital requirements of the Company, the Delaware BHC and the Subsidiary Banks.

     As a bank holding company, the Company's ability to pay dividends depends upon the dividends it receives from the Delaware BHC. Dividends paid by the Delaware BHC will depend on the ability of the Subsidiary Banks to pay
dividends.   The ability of the Subsidiary Banks to pay dividends is restricted by provisions of the National Bank Act, in the case of the Citizens Bank, and the Texas Banking Act, in the case of the Waskom Bank.

     Under the National Bank Act, a bank is generally able to pay dividends to the extent of net profits, except that unless the bank's capital surplus equals its stated capital, no dividend shall be declared until the bank has transferred to capital surplus an amount not less than 10% of the net profits of the bank earned since the last dividend was declared. In addition, the prior approval of the Comptroller is required for any dividend if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits for such year combined with its retained net profits for the preceding two (2) years, less any required transfers to surplus. The Comptroller also has the authority to prohibit a national bank from engaging in any activity that, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the Comptroller may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the Comptroller and the Federal Reserve Board have expressed the view that national banks and bank holding companies should restrain or refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

     Under the Texas Banking Act, the Waskom Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Banking Commissioner of the State of Texas. All dividends must be paid out of net profits then on hand, after deducting expenses, including loses and provisions for loan losses. Additionally, under provisions of the Federal Deposit Insurance Act, the FDIC has the right to prohibit the payment of dividends by a bank where such payment is deemed to be an unsafe and unsound banking practice.

     The ability of the Company, the Delaware BHC, and the Subsidiary Banks to pay dividends is also restricted by the requirement that they maintain adequate levels of capital (on a consolidated basis, in the case of the Company and the Delaware BHC) in accordance with guidelines promulgated from time to time by the Comptroller, in the case of the Citizens Bank, the TDB in the case of the Waskom Bank, and the Federal Reserve Board, in the case of the Company and the Delaware BHC. The Comptroller, the Federal Reserve Board and the FDIC have adopted risk-based capital guidelines. Federal Reserve Board guidelines require the Company to maintain a Tier 1 Capital Ratio of at least 4.0%, a Total Capital Ratio of at least 8.0% and a Leverage Capital Ratio of at least 4.0%. The Company's Tier 1 Capital, Total Capital Ratio and Leverage Capital Ratio at December 31, 1996 were 23.2%, 24.0% and 8.8%, respectively, and thus were above the regulatory minimums. See "ITEM 1. BUSINESS -- Supervision and Regulation." The ability of the Company (as a Texas corporation) to pay dividends is restricted by Texas law, which provides that a corporation may pay dividends only out of unreserved and unrestricted earnings surplus of the corporation and is directly tied to the Subsidiary Banks' ability to pay dividends. As of December 31, 1996, neither the Company nor the Subsidiary Banks had entered into any agreement with any regulatory authority requiring the Company or the Subsidiary Banks to maintain higher ratios than regulations normally require.

ITEM 6.  SELECTED FINANCIAL DATA

     Information in response to this requirement is presented on the inside front cover page of the accompanying 1996 Annual Report to Shareholders, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required in response to this item is presented on pages 5 through 23 of the accompanying 1996 Annual Report to Shareholders, which pages are hereby incorporated by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, included on pages 24 through 45 of the accompanying 1996 Annual Report to Shareholders, are hereby incorporated by reference.

     Independent Auditors' Report for the Years ended December 31, 1996, 1995 and 1994.
     Consolidated Balance Sheets - December 31, 1996 and 1995.
     Consolidated Statements of Income - Years ended December 31, 1996, 1995 and
      1994.
     Consolidated Statements of Stockholders' Equity - Years ended December 31,
      1996, 1995 and 1994.
     Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994.
     Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART  III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company. Directors serve for one year terms ending at the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers serve at the pleasure of the Company's Board of Directors. Included in this table are the names, ages, and positions held by each person listed. Further information concerning such persons follows the table.

     NAME (AGE)                   POSITIONS HELD WITH THE COMPANY
     ----------                   -------------------------------
     E. Landon Alford (61)        Director and Chairman of the Board
     R.M. Ballenger (76)          Director
     Stayton M. Bonner, Jr. (44)  Director
     David J. Burks (73)          Director
     Billy Crawford (72)          Director
     Sheila Gresham (42)          Director
     William A. Hurst (59)        Vice President, Treasurer and Chief Financial
                                    Officer
     James Michael Kangerga (44)  Director
     J. Mark Mann (41)            Director
     Milton S. McGee, Jr. (47)    Director, President and Chief Executive
                                    Officer
     Charles H. Richardson (75)   Director
     Nelwyn Richardson (47)       Secretary
     Rebecca G. Tanner (41)       Chief Accounting Officer
     Tony Wooster (52)            Director
     Alfred Wylie (70)            Director

BUSINESS EXPERIENCE
-------------------

     E. LANDON ALFORD has served as a director of the Company since November
1990 and as a director of the Citizens Bank since 1958.   Mr. Alford became the
Chairman of the Board of Directors of both the Company and the Citizens Bank during July 1992. Mr. Alford has served on various Board of Directors' committees at the Citizens Bank since 1958. Mr. Alford also serves as Chairman
of the Board of the Waskom Bank.   Mr. Alford is also Chairman of the Board of
H.C.B. Inc., a Texas corporation ("HCB") and an affiliate of the Company. Mr. Alford has been Managing Partner of Alford Investments since September 1959.

     R. M. (MAX) BALLENGER has served as a director of the Company since November 1990. Mr. Ballenger has served as a director of the Citizens Bank since 1980 and has served on several committees of the Citizens Bank since 1980. Mr. Ballenger also serves as a director of the Waskom Bank and HCB. Mr. Ballenger has been the owner of Max Ballenger Real Estate & Lease Brokerage for over 25 years.

     STAYTON M. BONNER, JR. has served as director of the Company since November 1990 and as a director of the Citizens Bank since February 1984. Mr. Bonner has served on various Board of Directors' committees at the Bank since February 1984. Mr. Bonner also serves as a director of the Waskom Bank and HCB. Mr. Bonner has practiced law since September 1977, has served as a consultant for Odyssey Management since June 1986 and has acted as Foundation Manager for the R.F. and Jessie Shaw Foundation, Inc. since January 1988.

     DAVID J. BURKS has served as a director of the Company since November 1990 and as a director of the Citizens Bank since 1980. He has served on several of the Board of Directors' committees at the Citizens Bank since 1980. Mr. Burks also serves as a director of the Waskom Bank and HCB. Mr. Burks served as President of Burks Tires, Inc. from 1971 until his retirement in 1995.

     BILLY CRAWFORD has served as a director of the Company since November 1990 and as a director of the Citizens Bank since February 1974. He has served on several of the Citizens Bank Board of Directors' committees since February 1974. Mr. Crawford also serves as a director of the Waskom Bank and HCB. Mr. Crawford is a retired funeral director.

     SHEILA GRESHAM has served as a director of the Company and the Citizens Bank, since February 1993. Ms. Gresham is currently serving on various committees of the Board of Directors of the Citizens Bank. Ms. Gresham also serves as a director of the Waskom Bank and HCB. Ms. Gresham has served as President of Smith Chevrolet-Oldsmobile-Cadillac Company since August 1993, and she served as President of Smith Chevrolet Company from February 1980 until August 1993.

     William A. Hurst has served as Executive Vice President and Cashier of the Citizens Bank since February 1981 and as a member of the Investment Committee since February 1986. Mr. Hurst has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1990. Mr. Hurst is also an officer of HCB.

     JAMES M. KANGERGA has served as a director of the Company since November 1990 and as a director of the Citizens Bank since March 1989. He has served on numerous committees of the Citizens Bank Board of Directors since March 1989. Mr. Kangerga also serves as a director of the Waskom Bank and HCB. Mr. Kangerga has been a 50% owner and a real estate broker in Rusk County Investments, Inc. since 1985. He has performed bookkeeping functions for Michael Kangerga & M Kangerga & Bro. since 1980.

     J. MARK MANN has served as a director of the Company and the Citizens Bank since January 1992. Mr. Mann has served on various committees of the Board of Directors of the Citizens Bank since his election to the Board of Directors. Mr. Mann also serves as a director of the Waskom Bank and HCB. He has been a partner with the law firm of Wellborn, Houston, Atkison, Mann, Sadler, and Hill since 1981.

     MILTON S. MCGEE, JR. has served as President, Chief Executive Officer and a director of the Company since November 1990. In addition, Mr. McGee has served as President, Chief Executive Officer and director of the Citizens Bank since April 1990. He has served on various Committees of the Board of Directors of the Citizens Bank since 1990. Mr. McGee also serves as the sole director of the Delaware BHC and he has served in such position since February 1991. He also has served in the following capacities: Chairman of the Board and Chief Executive Officer of Kilgore Federal Savings & Loan Association from November 1989 to March 1990; President and Chief Executive Officer of NCNB Texas in Henderson, Texas from July 1986 to November 1989; and President and Chief Executive Officer of RepublicBank Brownwood from August 1983 to July 1986. Mr. McGee also serves as a director of the Waskom Bank and HCB.

     CHARLES H. RICHARDSON has served as a director of the Company since November 1990 and as a director of the Citizens Bank since 1962. He has served on several committees of the Board of Directors of the Citizens Bank since 1962. Mr. Richardson also serves as a director of the Waskom Bank and HCB. Prior to his retirement over six years ago, Mr. Richardson was a professor at Kilgore College.

     Nelwyn Richardson has served as Secretary of the Company since 1990. Ms. Richardson has served as Senior Vice President of the Citizens Bank since 1995 and as Vice President since 1979. She has served on the Investment Committee since 1986. Ms. Richardson is also an officer of HCB.

     Rebecca G. Tanner has served as Chief Accounting Officer of the Company since 1990. Ms. Tanner has served as Vice President and Controller of the Citizens Bank since September 1991. Ms. Tanner served as an Assistant Vice President at the Citizens Bank beginning in January 1990. Prior to that, Ms. Tanner served as Assistant Vice President and Controller of NCNB Texas in
Henderson, Texas for approximately eleven years.   Ms. Tanner is also an officer
of HCB.

     TONY WOOSTER has served as a director of the Company and the Citizens Bank since February 1993. He is currently serving on various committees of the Board of Directors of the Citizens Bank. Mr. Wooster also serves as a director of the Waskom Bank and HCB. Mr. Wooster is past President of the Henderson Economic Development Corporation and previously served as the Mayor of the City of
Henderson from 1990 through 1992.   Prior to 1990, Mr. Wooster was manager of
Morris Furniture Company.

     ALFRED WYLIE has served as a director of the Company since November 1990 and as a director of the Citizens Bank since 1970. He served as Senior Vice President and Trust Officer from 1984 until 1994 when he retired. Mr. Wylie has been a member of various Board of Directors' committees at the Citizens Bank since 1984. Mr. Wylie also serves as a director of the Waskom Bank and HCB.

FAMILY RELATIONSHIPS
--------------------

     Charles Richardson, a director of the Company, HCB, the Citizens Bank and the Waskom Bank, is the uncle of Stayton M. Bonner, Jr., who is also a director of the Company, HCB, the Citizens Bank and the Waskom Bank. There are no other family relationships between the members of the Board of Directors or executive officers of the Company, the Citizens Bank or the Waskom Bank.


ITEM 11.  EXECUTIVE COMPENSATION

     Executive officers of the Company receive no compensation from the Company, but are compensated for their services to the Company by the Citizens Bank by virtue of the positions they hold in the Citizens Bank. The total compensation for the periods indicated of Milton S. McGee, Jr., President and Chief Executive Officer of the Company is set forth below:

                          SUMMARY COMPENSATION TABLE


                                                  Annual Compensation/(1)/
                                     -------------------------------------------
Name and Principal                                                  All Other
    Position                         Year  Salary/(2)/  Bonus  Compensation/(3)/
------------------                   ----  -----------  -----  -----------------
Milton S. McGee, Jr.                 1996   $157,716    $74,286    $21,734
President and Chief Executive        1995    149,143     62,907     20,545
Officer of the Company, the          1994    129,024     71,504     16,709
Citizens Bank, the Waskom Bank
and HCB


/(1)/ Neither the Company nor the Citizens Bank has any long-term compensation programs, so disclosure of such items is omitted.

/(2)/  Includes directors' fees.

/(3)/ Includes life insurance premiums paid on behalf of executive officers of the Company and contributions made by the Citizens Bank to the executive officer's account under the Citizens Bank's profit sharing plan.

     Certain officers of the Company, HCB and the Subsidiary Banks receive personal benefits in the form of club memberships, personal vacation and travel expenses. The value of such benefits does not exceed the lesser of $50,000 or 10% of the total compensation reported for any such persons.

     All directors of the Company, HCB and the Subsidiary Banks (except for the Chairman of the Board) are paid a total of $1,000 per month for attending all four Board of Directors' meetings (including committee meetings) and outside directors receive an additional $500 in December. The Chairman of the Board receives $2,000 per month for attending such meetings. The directors and officers of the Company, the Citizens Bank and HCB are elected for terms of one year.

     The Citizens Bank maintains a profit sharing plan pursuant to which each salaried employee of the Citizens Bank who is 18 years old or older is eligible for membership following completion of one year of service. The Board of Directors of the Citizens Bank determines the amount of money that the Citizens Bank will contribute to the profit sharing plan annually, in accordance with the profitability of the Citizens Bank for the particular year or for previous years. Contributions by the Citizens Bank are allocated to each member of the plan in the same proportion as the member's compensation bears to the total compensation of all members for that particular year. Contributions allocated to the account of a member vest partially on an annual basis beginning in the third year, with full vesting occurring after seven years of service. Members' accounts are fully vested in the event of normal retirement, death or total disability. The profit sharing plan is administered by the Citizens Bank. The Citizens Bank trust department acts as trustee of the plan and invests the Citizens Bank's contributions in specified assets as determined by the Board of Directors of the Citizens Bank.

     The Citizens Bank expensed approximately $281,000 to the profit sharing plan in 1996, $251,000 in 1995 and $225,000 in 1994. The Citizens Bank's
contribution during 1996, 1995 and 1994 to the account of Milton S. McGee, Jr. is as follows:

Name of Individual
or Number in Group      Contributions of the Citizens Bank
----------------------  ----------------------------------
                             1996         1995         1994
                             ----         ----         ----

Milton S. McGee, Jr.         $18,920      $17,204      $16,214

     On June 12, 1995, the Company entered into a Change in Control Agreement (the "Severance Agreement") with Milton S. McGee, Jr., President of the Company ("McGee"). The Severance Agreement is designed to provide certain benefits to McGee in the event there is a change in control of the Citizens Bank or the Company. Specifically, the Severance Agreement provides that upon a Triggering Termination (as defined in the Severance Agreement), McGee shall have the right to receive a cash lump sum payment equal to 299% of his average annual compensation paid by the Citizens Bank and the Company for the five (5) preceding calendar years, provided, however, that such payment is to be reduced to the extent that McGee would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), as a result of "parachute payments" (as defined in the Code) made pursuant to the Severance Agreement or a deduction would not be allowed to the Company for all or any part of such payments by reason of Section 280G(a) of the Code. In addition, for a period of two years from the date of a Change in Control (as defined in the Severance Agreement), or eighteen months from the date of the Triggering Termination, if sooner (the "Benefits Period"), McGee shall continue to receive all health, dental, disability, accident and life insurance plans or arrangements made available by the Company or the Bank in which he or his dependents were participating immediately prior to the date of his termination as if he continued to be an employee of the Company and the Bank, to the extent that participation in any one or more of such plans and arrangements is possible under the terms thereof, provided that if McGee obtains employment with another employer during the Benefits Period, such coverage shall be provided only to the extent that the coverage exceeds the coverage of any substantially similar plans provided by his new employer.

     Under the terms of the Severance Agreement, a Triggering Termination would occur upon the termination of McGee's employment with the Company or the Citizens Bank on or after a Change in Control due to either: (i) his resignation for Good Reason or (ii) his involuntary termination by the Citizens Bank or the Company, provided that such involuntary termination (as defined in the Severance Agreement) was not a Termination for Cause (as defined in the Severance Agreement).

     Under the terms of the Severance Agreement, a Change in Control means and is deemed to have occurred if and when (i) any entity, person or group of persons acting in concert, (other than the current members of the Board of Directors of the Company (the "Board") or any of their descendants) becomes beneficial owner of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company or any successor corporation; (ii) any entity, person or group of persons acting in concert, (other than the Company or the current members of the Board or any of their descendants) becomes beneficial owner of securities of the Citizens Bank representing more than fifty percent (50%) of the combined voting power of the Citizens Bank or any successor; (iii) the effective date of a merger or consolidation of the Company or the Citizens Bank with one or more other corporations or banks as a result of which the holders of the outstanding voting stock of the Company immediately prior to the merger hold less than fifty percent (50%) of the combined voting power of the surviving or resulting corporation or bank; or (iv) the effective date of a transfer of all or substantially all of the property of the Company or the Citizens Bank other than to an entity of which the Company or the Citizens Bank owns at least eighty percent (80%) of the combined voting power. Notwithstanding the foregoing, no Change in Control is deemed to have occurred for purposes of the Severance Agreement as a result of any transaction or series of transactions involving only the Company, the Citizens Bank, any affiliate (within the meaning of Section 23A of the Federal Reserve Act of 1913, as amended), or any of them, or any of their successors.

     Under the terms of the Severance Agreement, resignation for Good Reason means that McGee resigns from his position(s) with the Company or the Citizens Bank as a result of any of the following: (i) the assignment to McGee without his consent of any duties inconsistent with his positions, duties, responsibilities and status with the Citizens Bank or the Company as in effect immediately before a Change in Control or a detrimental change in his titles or offices as in effect immediately before a Change in Control, or any removal of McGee from or any failure to re-elect McGee to any of such positions, except in connection with the termination of his employment for Cause or as a result of his disability or death; (ii) a reduction of McGee's base salary or overall compensation (other than as a result of year to year variations in bonuses or overtime consistent with past practices) without the prior written consent of McGee, which is not remedied within ten (10) calendar days after receipt by the Company of written notice from McGee of such reduction; (iii) a determination by McGee made in good faith that as a result of a Change in Control, he has been rendered unable to carry out, or has been hindered in the performance of, any of the authorities, powers, functions, responsibilities or duties attached to his position with the Company or the Citizens Bank immediately prior to the Change in Control, which situation is not remedied within thirty (30) calendar days after receipt by the Company of written notice from McGee of such determination;
(iv) the Citizens Bank relocates its principal executive offices or requires McGee to have as his principal location of work any location which is in excess of thirty (30) miles from the current location of the Citizens Bank or to travel away from his office in the course of discharging his responsibilities or duties hereunder more than thirty (30) consecutive calendar days or an aggregate of more than ninety (90) calendar days in any consecutive three hundred sixty-five
(365) calendar-day period without, in either case, his prior consent; or (v) failure by the Company to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to McGee, expressly to assume and agree to perform the Severance Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

     Under the terms of the Severance Agreement, Termination for Cause means that McGee is involuntarily terminated from employment based upon his commission of any of the following: (i) an intentional act of fraud, embezzlement or theft in connection with his duties or in the course of his employment with the Company or the Citizens Bank; (ii) intentional wrongful damage to property of the Company or the Citizens Bank; (iii) intentional wrongful disclosure of trade secrets or confidential information of the Company or the Citizens Bank; (iv) willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order; or (v) intentional breach of fiduciary duty owed to the Company or the Citizens Bank involving personal profit, provided, that no act, or failure to act, on the part of McGee is to be deemed "intentional" unless done, or omitted to be done, by McGee not in good faith and without reasonable belief that his action or omission was in the best interest of the Company or the Citizens Bank.

     Should McGee die prior to full payment of all benefits due under the Severance Agreement, payment of any remaining benefits is to be made to his beneficiaries designated in writing, or, if no designation is made, to his estate. The Company has no obligation to reserve funds to fulfill its obligations under the Severance Agreement, and the Company has not elected to reserve any funds for such purpose. The Severance Agreement terminates on the earlier of (i) McGee's sixty-fifth (65th) birthday, (ii) the fifth anniversary of the first event that constitutes a Change in Control, or (iii) the fifth anniversary of the date of execution of the Severance Agreement, provided, however, that the Severance Agreement will not terminate pursuant to subsection
(iii) unless either party to the Severance Agreement notifies the other party prior to any anniversary date of such agreement that the Severance Agreement is to be terminated in accordance with subsection (iii). Upon such notice, the termination date set forth in subsection (iii) is to be determined as if the Severance Agreement had been executed on the immediately preceding anniversary date of execution of such agreement.

     The Company does not have any stock option or other executive compensation plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS
----------------------

     At March 3, 1997, the Company had 459 shareholders of record. The following table sets forth information concerning the securities of the Company owned beneficially at such time by each person, group or entity known by the Company to own beneficially more than 5% of the shares of any class of such securities.


               AMOUNT AND NATURE
             OF BENEFICIAL OWNERSHIP / PERCENT OF  CLASS
             OF HENDERSON CITIZENS BANCSHARES INC. COMMON STOCK

            Name and Address of            Number and Percent of Shares
            Beneficial Owner               Owned of Company Stock/(1)/
            ----------------               -----------------------------
            E. Landon Alford                      138,228 / 6.49%
            P. O. Box 67
            Henderson, TX 75653

            John R. Alford, Jr.                   165,040 / 7.75%
            P. O. Box 5219
            Austin, TX 78763

            Stayton M. Bonner, Jr.                189,902 / 8.91%/(2)/
            P. O. Box 1833
            Henderson, TX 75653

            Michael Kangerga                      132,978 / 6.24%
            102 1/2 E. Main Street
            Henderson, TX 75652

            Ella Langdon Alford                   165,044 / 7.75%
            P. O. Box 10
            Brixey, MO 65618

            Citizens National Bank                177,120 / 8.31%/(3)/
            and Stayton M. Bonner, Trustees
            P. O. Box 1009
            Henderson, TX 75653


/(1)/ Unless otherwise indicated, all shares listed are held of record by the individual indicated with sole power to vote and to dispose of such shares. Percentages are based on 2,130,300 shares outstanding.

/(2)/ A total of 6,798 of these shares are held in trust for Mr. Bonner's three minor sons, John S. Bonner, Stayton M. Bonner III and Walter N. Bonner (2,266 shares each). Also included are 900 shares held in the name of Bonner Brothers Partnership, the partners of which are Mr. Bonner's three minor sons. Also includes 2,000 shares held in the name of Stayton M. Bonner, Jr., Living Trust, for which Mr. Bonner has voting authority.

      Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. In addition, it appears that Mr. Bonner is also co-trustee with the Citizens Bank on three other trusts of which he is not a beneficiary, which trusts own an aggregate of 132,840 shares of Company Stock. The shares of Company Stock held in all four of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 177,120 shares of Company Stock held in the four Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

/(3)/ The shares are held in four trusts for the benefit of various individuals.
      Stayton M. Bonner, Jr., a director of the Citizens Bank and the Company, is a beneficiary and co-trustee with the Citizens Bank of one of the trusts, which owns 44,280 shares of Company Stock. In addition, it appears that Mr. Bonner is also co-trustee with the Citizens Bank (but not a beneficiary) of three such trusts, which own an aggregate of 132,840 shares, or 6.15%, of the Company Stock. The shares held in all four trusts are voted solely by Mr. Bonner.

MANAGEMENT
----------

     The following table sets forth the number of shares of the Company Stock beneficially owned (i) by each director and advisory director of the Company and
(ii) by the directors and executive officers of the Company as a group as of March 3, 1997.


                                      Number and Percent of Shares
     Name                              Owned of Company Stock/(1)/
     ----                             ----------------------------------

      E. Landon Alford                        138,228 / 6.49%

      R. M. Ballenger                             800 / 0.04%

      Stayton M. Bonner, Jr.                  189,902 / 8.91%/(2)/

      David J. Burks                             9,775 / 0.46%

      Billy Crawford                             1,000 / 0.05%

      Sheila Gresham                             6,120 / 0.29%

      James M. Kangerga                          7,188 / 0.34%/(3)/

      J. Mark Mann                               5,710 / 0.27%/(4)/

      Milton S. McGee, Jr.                       6,698 / 0.31%/(5)/

      Charles H. Richardson                     24,160 / 1.13%/(6)/

      Tony Wooster                               1,800 / 0.08%/(7)/

      Alfred Wylie                              32,764 / 1.54%/(8)/

      Directors and  executive officers of     424,145 / 19.91%/(9)/
      the Company as a group (12 Persons)

/(1)/ Unless otherwise indicated, all shares listed are held of record by the individual indicated with the sole power to vote and dispose of such shares. Percentages are based on 2,130,300 shares outstanding.

/(2)/ A total of 6,798 of these shares are held in trust for Mr. Bonner's three minor sons, John S. Bonner, Stayton M. Bonner III and Walter N. Bonner
      (2,266 shares each).   Also included are 900 shares held in the name of
      Bonner Brothers Partnership, the partners of which are Mr. Bonner's three
      minor sons.   Also includes 2,000 shares held in the name of Stayton M.
      Bonner, Jr., Living Trust, for which Mr. Bonner who has voting authority.

      Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. In addition, it appears that Mr. Bonner is also co-trustee with the Citizens Bank on three other trusts of which he is not a beneficiary, which trusts own an aggregate of 132,840 shares of Company Stock. The shares of Company Stock held in all four of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 177,120 shares of Company Stock held in the four Shaw Trusts are included in the total shares beneficially owned by Mr. Bonner.

/(3)/ Includes 1,572 shares owned by CNB Co. as trustee for a self-directed
      I.R.A. account for the benefit of James M. Kangerga, who has voting authority for these shares.

/(4)/ Shares are held jointly by Mr. Mann and his wife, Debra Mann.

/(5)/ Includes 50 shares  owned by Mr. McGee's minor son, Derek W. McGee.
      Includes 6,648  shares held jointly by Mr. McGee and his wife, Sharla
      McGee.

/(6)/ Includes 2,160 shares held jointly by Mr. Richardson and his wife, Ruebe
      Gene Shaw Richardson.

/(7)/ Shares are held jointly by Mr. Wooster and his wife, Sue Wooster.

/(8)/ Includes 2,640 shares held by Mr. Wylie's wife, Gladys M. Wylie.

/(9)/ Any discrepancy between the actual total of the percentages and the stated total percentage is due to rounding.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Subsidiary Banks have had, and are expected to have in the future, banking transactions in the ordinary course of business with certain of the Company's and the Subsidiary Bank's respective directors, executive officers and their "associates." Management of the Company and the Subsidiary Banks believe that all such loans have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See THE COMPANY CONSOLIDATED FINANCIAL STATEMENTS, Footnote 6, reflected on page 36 of the 1996 Annual Report to Shareholders.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of Report.

     1.  Financial Statements

         The consolidated financial statements for 1996, 1995 and 1994 as listed in Item 8 of this report, together with the report of KPMG Peat Marwick LLP dated March 4, 1997, appearing on pages 24 through 45 of the accompanying 1996 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules

         None

     3.  Exhibits

         13.1 Henderson Citizens Bancshares, Inc. 1996 Annual Report to Shareholders.

         21.1  Subsidiaries of registrant.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fourth quarter of 1996.

(c)  See the Exhibit Index attached hereto.

     Management Contracts and Compensation Plans -- The following exhibits listed in the Exhibit Index are identified below in response to Item 14(a)- 3 on Form 10-K:

     Exhibit 10.2 Change in Control Agreement dated June 12, 1995 by and between Henderson Citizens Bancshares, Inc. and Milton S. McGee Jr.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HENDERSON CITIZENS BANCSHARES, INC.


                              By: /s/ Milton S. McGee, Jr.
                                  ------------------------------------------
                                    Milton S. McGee, Jr., President
                                    and Chief Executive Officer (Principal
                                    Executive Officer)

                              By: /s/ William Hurst
                                  ------------------------------------------
                                    William Hurst
                                    Vice President, Treasurer and Chief
                                    Financial Officer (Principal Financial
                                    Officer)

                              By: /s/ Rebecca Tanner
                                  ------------------------------------------
                                    Rebecca Tanner
                                    Chief Accounting Officer (Principal
                                    Accounting Officer)

Date:  March 17, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signatures                       Title                   Date
        ----------                       -----                   ----
/s/ E. Landon Alford         Director and Chairman of the      March 17, 1997
--------------------------              Board
E. Landon Alford

/s/ Milton S. McGee, Jr.
--------------------------   Director, President and Chief     March 17, 1997
Milton S. McGee, Jr.               Executive Officer

/s/ R.M. Ballenger
--------------------------             Director                March 17, 1997
R. M. Ballenger

/s/ Stayton M. Bonner, Jr.
--------------------------             Director                March 17, 1997
Stayton M. Bonner, Jr.

/s/ D.J. Burks
--------------------------             Director                March 17, 1997
D. J. Burks

/s/ Billy Crawford
--------------------------             Director                March 17, 1997
Billy Crawford




/s/ Sheila Gresham
--------------------------             Director                March 17, 1997
Sheila Gresham

/s/ James Michael Kangerga
--------------------------             Director                March 17, 1997
James Michael Kangerga

/s/ J. Mark Mann                       Director                March 17, 1997
--------------------------
J. Mark Mann

/s/ Charles H. Richardson              Director                March 17, 1997
--------------------------
Charles H. Richardson

/s/ Tony Wooster                       Director                March 17, 1997
--------------------------


                                       Director                March 17, 1997
--------------------------
Alfred Wylie


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The following items will be sent to the shareholders of record of the Company on or before March 28, 1997, and copies of such information shall be sent to the Securities and Exchange Commission at such time:

     (1) 1996 Annual Report to Shareholders

     (2) Notice of Annual Meeting to Shareholders and Proxy Statement

     (3)  Proxy Card

                                 EXHIBIT INDEX

Exhibit
--------------------------------------------------------------------------------

3.1 Articles of Incorporation of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

3.2 Bylaws of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

4.1 Specimen Common Stock Certificate of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

10.1 Citizens National Bank of Henderson - Profit Sharing Plan (incorporated herein by reference from the Company's Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

10.2 Change in Control Agreement dated June 12, 1995 by and between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr., President of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

13.1 Henderson Citizens Bancshares, Inc. 1996 Annual Report to Shareholders.

21.1  Subsidiaries of registrant.