Form 10-K405/A
period 1996-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 1997-04-04
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended: December 31, 1996

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

         27.1  Financial Data Schedule

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

Date:  April 2, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signatures                       Title                   Date
        ----------                       -----                   ----
/s/ E. Landon Alford         Director and Chairman of the      April 2, 1997
--------------------------              Board
E. Landon Alford

/s/ Milton S. McGee, Jr.
--------------------------   Director, President and Chief     April 2, 1997
Milton S. McGee, Jr.               Executive Officer

/s/ R.M. Ballenger
--------------------------             Director                April 2, 1997
R. M. Ballenger

/s/ Stayton M. Bonner, Jr.
--------------------------             Director                April 2, 1997
Stayton M. Bonner, Jr.

/s/ D.J. Burks
--------------------------             Director                April 2, 1997
D. J. Burks

/s/ Billy Crawford
--------------------------             Director                April 2, 1997
Billy Crawford




/s/ Sheila Gresham
--------------------------             Director                April 2, 1997
Sheila Gresham

/s/ James Michael Kangerga
--------------------------             Director                April 2, 1997
James Michael Kangerga

/s/ J. Mark Mann                       Director                April 2, 1997
--------------------------
J. Mark Mann

/s/ Charles H. Richardson              Director                April 2, 1997
--------------------------
Charles H. Richardson

/s/ Tony Wooster                       Director                April 2, 1997
--------------------------


                                       Director                April 2, 1997
--------------------------
Alfred Wylie


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

27.1  Financial Data Schedule.