Form 10-Q
period 1997-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 1997-05-14
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended: March 31, 1997       Commission file: 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

           TEXAS                        6712                   75-2371232
---------------------------  -------------------------    --------------------
(State or other jurisdiction     (Primary Standard           (I.R.S. Employer
     of incorporation or     Industrial Classification      Identification No.)
        organization)               Code Number)

                      201 WEST MAIN STREET, P.O. BOX 1009
                            HENDERSON, TEXAS  75653
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

 At March 31, 1997, 2,130,300 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                     March 31, 1997 and December 31, 1996
                            (dollars in thousands)

                 Assets                        1997      1996
                 ------                      --------  --------

Cash and due from banks                    $   7,892    12,413

Interest-bearing deposits with
     financial institutions                    4,745     3,892

Federal funds sold                             3,650     1,150

Securities:
   Held-to-maturity, approximate market
    value of $77,901
     in 1997 and $82,465 in 1996              78,301    82,415
   Available-for-sale                        148,516   145,740
                                            --------   -------
                                             226,817   228,155

Loans, net                                   101,517   100,825

Premises and equipment, net                    4,365     3,751

Accrued interest receivable                    3,346     3,449

Other assets                                   3,499     3,195
                                            --------   -------
                                           $ 355,831   356,830
                                            ========   =======

      Liabilities and Stockholders' Equity
      ------------------------------------

Deposits:
   Demand - noninterest-bearing               33,175    31,785
   NOW accounts                               75,049    74,984
   Money market and savings                   45,370    45,484
   Certificates of deposit and other         166,951   168,420
    time deposits                           --------   -------
                     Total deposits          320,545   320,673
                                            --------   -------
Accrued interest payable                       1,204     1,144
Notes payable                                    844     1,511
Other liabilities                                973     1,514
                                            --------   -------
                                             323,566   324,842
                                            --------   -------
Stockholders' equity:
   Preferred stock, $5 par value;
    2,000,000 shares authorized,
     none issued or outstanding                   --        --
   Common stock, $5 par value;
    10,000,000 shares authorized,
     2,160,000 issued                         10,800    10,800
   Capital surplus                             5,400     5,400
   Undivided profits                          17,319    16,825
   Net unrealized losses on securities
    available for sale, net of
    income taxes                                (920)     (703)
                                            --------   -------
                                              32,599    32,322
  Less treasury stock, 29,700 shares            (334)     (334)
    at cost                                 --------   -------
       Total stockholders' equity             32,265    31,988
Commitments and contingencies
                                            --------   -------
                                          $  355,831   356,830
                                            ========   =======

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                               Three months
                                              ended March 31,
                                             ----------------

                                               1997    1996
                                              ------  ------
Interest income:
   Loans                                   $  2,095   1,644
   Securities
        Taxable - available-for-sale          2,194   2,011
        Taxable - held-to-maturity              734     799
        Tax-exempt                              437     391
   Federal funds sold                            53      54
   Interest-bearing deposits with               105     118
    financial institutions                   ------   -----
          Total interest income               5,618   5,017
                                             ------   -----

Interest expense:
   Deposits:
        NOW accounts                            517     531
        Money market and savings                322     330
        Certificates of deposit and           2,080   1,946
         other time deposits
        Other borrowed funds                     13      --
                                             ------   -----
          Total interest expense              2,932   2,807
                                             ------   -----

        Net interest income                   2,686   2,210

Provision for loan losses                        87      50
                                             ------   -----
        Net interest income after             2,599   2,160
         provision for loan losses           ------   -----


Other income:
   Gains (losses) on securities                 (38)    640
    transactions, net
   Income from fiduciary activities             138     164
   Service charges, commissions, and            443     318
    fees
   Other                                         75      99
                                             ------   -----
        Total other income                      618   1,221
                                             ------   -----

Other expenses:
   Salaries and employee benefits             1,262   1,063
   Occupancy and equipment                      233     206
   Regulatory assessments                        26      40
   Other                                        603     490
                                             ------   -----
        Total other expenses                  2,124   1,799
                                             ------   -----

        Income before income taxes            1,093   1,582

Income tax expense                              258     428
                                             ------   -----

        Net income                         $    835   1,154
                                             ======   =====

        Net income per common share
         (2,130,300 and 2,160,000 shares
          outstanding in 1997 and 1996,    $    .39     .53
           respectively)                     ======   =====


See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                  Three months ended  March 31, 1997 and 1996
               (dollars in thousands, except per share amounts)

                                                                                    Net Unrealized
                                                                                    Gains (Losses)
                                                                                    on Securities                  Total
                                           Preferred  Common    Capital  Undivided    Available     Treasury   Stockholder's
                                             Stock     Stock    Surplus   Profits      for Sale       Stock        Equity
                                           ---------  --------  --------  ---------   ------------   --------   --------------
Balances at December 31, 1995              $     --     10,800    5,400     14,859           147                     31,206

   Net income                                    --         --       --      1,154            --                      1,154

   Net change in unrealized losses
   on securities available for sale              --         --       --         --          (841)                      (841)

   Cash dividends ($.16 per share)               --         --       --       (346)           --                       (346)
                                           --------    -------  -------   --------       -------      ------       --------
Balances at March 31, 1996                 $     --     10,800    5,400     15,667          (694)         --         31,173
                                           ========    =======  =======   ========       =======      =======      ========

Balances at December 31, 1996              $     --     10,800    5,400     16,825          (703)        (334)       31,988

   Net income                                    --         --       --        835            --           --           835

   Net change in unrealized losses
   on securities available for sale              --         --       --         --          (217)          --          (217)

   Cash dividends ($.16 per share)               --         --       --       (341)           --           --          (341)
                                           --------   --------   ------   --------       -------      -------      --------
Balances at March 31, 1997                 $     --     10,800    5,400     17,319          (920)        (334)       32,265
                                           ========   ========   ======   ========       =======      =======      ========

See accompanying notes to consolidated financial statements.


              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                  (unaudited)

                   Three months ended March 31, 1997 and 1996
                             (dollars in thousands)

                                                              1997      1996
                                                            --------  --------
Operating activities:
 Net income                                                 $    835     1,154
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Net amortization of premium on securities                     94       167
    Net (gains) losses on securities transactions                 38      (640)
    Provision for loan losses                                     87        50
    Depreciation and amortization                                132        86
    Decrease in accrued interest receivable                      103       764
    Decrease (increase) in other assets                         (192)       48
    Increase (decrease) in accrued interest payable               60       (84)
    Decrease in other liabilities                               (541)     (103)
                                                            --------  --------
      Net cash provided by operating activities                  616     1,442
                                                            --------  --------

Investing activities:
 Proceeds from maturities and paydowns of
   held-to-maturity securities                                 7,577     2,721
 Purchases of held-to-maturity securities                     (3,548)   (4,136)
 Proceeds from sales of available-for-sale securities          9,982    30,602
 Proceeds from maturities and paydowns of
   available-for-sale securities                               2,966    11,573
 Purchases of available-for-sale securities                  (16,100)  (37,630)
 Net (increase) decrease in loans                               (779)    1,300
 Purchases of bank premises and equipment                       (746)     (100)
                                                            --------  --------
    Net cash provided by (used in) investing activities         (648)    4,330
                                                            --------  --------

Financing activities:
 Net increase (decrease) in deposits                            (128)       35
 Payment on notes payable                                       (667)       --
 Cash dividends paid                                            (341)     (346)
                                                            --------  --------
    Net cash used in financing activities                     (1,136)     (311)
                                                            --------  --------

    Increase (decrease) in cash and cash equivalents          (1,168)    5,461

Cash and cash equivalents at beginning of period              17,455    11,558
                                                            --------  --------

Cash and cash equivalents at end of period                 $  16,287    17,019
                                                           ---------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                          $     320       200
                                                           ---------  --------

Interest paid                                              $   2,872     2,723
                                                           ---------  --------


See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                March 31, 1997
(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 1996 and 1995, and for each of the years in the three year period ended December 31, 1996 included in the Company's Form 10-K.

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at March 31, 1997, are summarized as follows (in thousands of dollars):

                                                Gross        Gross
                                 Amortized   Unrealized    Unrealized     Fair
                                    Cost        Gains        Losses       Value
                               ------------  -----------   ----------   --------

U.S. Treasury                  $      7,056           49          (92)     7,013

U.S. Government agencies             10,197           37          (76)    10,158
State and municipal                  32,028          204         (166)    32,066
Mortgage-backed securities
  and collateralized mortgage
  obligations                        26,520            1         (364)    26,157
Other securities                      2,500            7           --      2,507
                               ------------  -----------    ---------    -------

                               $     78,301          298         (698)    77,901
                               ============  ===========    =========    =======

The amortized cost and approximate market values (carrying value) of securities available-for-sale at March 31, 1997, are summarized as follows (in thousands of dollars):

                                                Gross        Gross
                                 Amortized   Unrealized   Unrealized      Fair
                                    Cost        Gains       Losses       Value
                               ------------  ----------   -----------   --------

U.S. Treasury                  $     53,957          102         (279)    53,780

U.S. Government agencies             21,741           16         (145)    21,612
Other securities                        348           --           --        348
Mortgage-backed securities
  and collateralized
  mortgage obligations               73,863          299       (1,386)    72,776
                               ------------   ----------   ----------   --------

                               $    149,909          417       (1,810)   148,516
                               ============   ==========   ==========   ========

HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 March 31, 1997

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):


                                                March 31,     December 31,
                                                  1997           1996
                                              ------------    ------------
     Commercial and industrial                 $    25,070          23,863
     Real estate mortgage                           46,921          46,211
     Installment and other                          31,760          33,111
                                              ------------    ------------
         Total                                     103,751         103,185

     Less:
        Allowance for loan losses                   (1,105)         (1,146)
        Unearned discount                           (1,129)         (1,214)
                                             -------------    ------------

         Loans, net                          $     101,517         100,825
                                             =============    ============


Changes in the allowance for loan losses for the three months ended March
 31, 1997 and 1996 are summarized as follows (in thousands of dollars):

                                                 1997              1996
                                             -------------    -------------
     Balance, January 1                      $       1,146            1,019
       Provision charged to operating expense           87               50
       Loans charged off                              (143)             (27)
       Recoveries on loans                              15               19
                                             -------------    -------------

     Balance, March 31                       $       1,105            1,061
                                             =============    =============

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.


RESULTS OF OPERATIONS
---------------------

Net income for the first three months of 1997 was $835,000 compared to $1,154,000 for the same period in 1996 primarily caused by changes in gains and losses on security transactions. The acquisition of Waskom Bancshares, Inc., and its majority owned subsidiary, First State Bank, Waskom in late 1996 (see "Acquisitions" below) accounted for some of the differences in the following categories which will be described in more detail below. During the first three months of 1997, net interest income increased due to increased loan demand and improved spreads and margins. The Company made a provision of $87,000 to the allowance for loan losses during the first three months of 1997. A provision of $50,000 was made for loan losses during the same period in 1996. The Company experienced losses on securities transactions totaling approximately $38,000 in the first three months of 1997 compared to a gain of $640,000 in the first three months of 1996 from the sale of certain available-for-sale Treasury securities in 1996. Other income, excluding gains on securities transactions, for the first three months of 1997 was $656,000 compared to $581,000 for the same period in 1996 due to increased volumes. Total other expenses for the first three months of 1997 were $2,124,000 compared to $1,799,000 for the same period in 1996. Income tax expense for the first three months of 1997 and 1996 was $258,000 and $428,000, respectively.


ACQUISITION
-----------

On August 31, 1996, the Company acquired substantially all of the outstanding shares of Waskom Bancshares, Inc. and its majority owned subsidiary, First State Bank, Waskom, Texas. Pursuant to the purchase agreement, the Company paid $3,463,000, $1,511,000 of which was paid as a note payable due upon demand having an interest rate of 6.10%. The remaining balance on the note payable as of March 31, 1997 is $844,000. This transaction resulted in approximately $1,337,000 in goodwill, which is to be amortized over fifteen years on a straight line basis. The transaction was accounted for using the purchase method of accounting. This acquisition resulted in an increase in total assets of $24,075,000 and total deposits of $21,714,000.

On March 24, 1997, the Company expanded its trust operations by establishing a trust company in Corsicana, Texas. Three new employees were hired as a result of this transaction.


NET INTEREST INCOME
-------------------

Net interest income for the three month period ended March 31, 1997 was $2,686,000 compared to $2,210,000 in 1996. Approximately $227,000 of the
increase in 1997 is a result of the Waskom acquisition. The remainder of the increase is the result of improved loan demand and improved net interest margins and spreads.


PROVISION FOR LOAN LOSSES
-------------------------

During the first three months of 1997, the Company increased its allowance for loan losses through a provision of $87,000. The Company increased its allowance for loan losses during the same period of 1996 by $50,000. The Company experienced net charge offs of $128,000 in the first three months of 1997 compared to net charge offs of $8,000 in the same period in 1996.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

OTHER INCOME AND EXPENSES
-------------------------

Non-interest income, excluding securities losses was $656,000 for the first three months of 1997 as compared to $581,000 in the first three months of 1996. This increase is due to increases in service charges and volumes. Approximately $56,000 is related to the Waskom acquisition. The Company experienced losses on securities transactions for the first three months of 1997 of $38,000 which compares to gains on securities transactions for the first three months of 1996 of $640,000. The gain in 1996 was the result of the sale of certain taxable securities consistent with the Company's portfolio management policy. Other expenses for the three month period ended March 31, 1997 were $2,124,000 compared to $1,799,000 during the same period in 1996. The increase is due primarily to general salary and benefit increases. Approximately $215,000 of the increase in other expenses is related to the Waskom acquisition.


INCOME TAXES
------------

Income tax expense for the first three months of 1997 was $258,000, compared to $428,000 in the same period in 1996. The effective tax rate for the first three months of 1997 and 1996, respectively, was 23.6% and 27.1%. In 1996, the higher effective rate was due to the large gain on securities transactions and its effect on tax-exempt income as a percent of income. The effective tax rate decreased in 1997 due to the effect of tax exempt income from municipal securities.


FINANCIAL CONDITION
-------------------

The Company's total assets at March 31, 1997 of $355,831,000 decreased slightly compared to the total assets at December 31, 1996 of $356,830,000. Total deposits were $320,545,000 at March 31, 1997, compared to the December 31, 1996 total of $320,673,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.3% at March 31, 1997 compared to 9.2% at December 31, 1996. The risk-based Tier I and Tier II capital ratios and the leverage ratio of Citizens National Bank amounted to 24.0%, 24.9% , and 9.1% respectively at March 31, 1997 compared to 23.5%, 24.4%, and 9.0% respectively, at December 31, 1996. At March 31, 1997, the First State Bank had Tier I and Tier II capital ratios and a leverage ratio of 26.1%, 26.5%, and 9.0%, respectively compared TO 25.3%, 25.5%, and 8.9% at
December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1997, cash and cash equivalents for the Company of $16,287,000 decreased from the December 31, 1996 amount of $17,455,000. The Company's stockholders' equity of $32,265,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders is reflected in the increase in undivided profits from 1996.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses at March 31, 1997 and December 31,1996 was 1.07% and 1.03% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at March 31, 1997 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any loans that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                             For the Three Months Ended
                                                      March 31,
                                                 1997          1996
                                             -----------   ------------

Balance at beginning of period               $     1,146         1,019
Charge-offs:
  Commercial, financial, and agricultural             55            --
  Real estate-mortgage                                 1            --
  Installment loans to individuals                    87            27
                                             -----------   -----------
                                                     143            27
Recoveries:
  Commercial, financial, and agricultural              3             8
  Installment loans to individuals                    12            11
                                             -----------   -----------
                                                      15            19

Net charge-offs                                      128             8
                                             -----------   -----------
Additions charged to operations                       87            50
                                             -----------   -----------
Balance at end of period                     $     1,105         1,061
                                             ===========   ===========
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                      .13%          .01%
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

As of March 31, 1997, the Company had $152,000 in nonaccrual loans compared to $94,000 as of the same period in 1996. The total of accruing loans which are contractually past due 90 days or more as to principal or interest at March 31, 1997 is $60,000 compared to $23,000 as of March 31, 1996. Other real estate totaled $151,000 at March 31, 1997. At March 31, 1996, the Company did not have any other real estate.

The following is a summary of the Company's problem loans as of March 31, 1997 and 1996.


                                                 At March 31,
                                               1997       1996
                                            ---------   ---------
                                           (dollars in thousands)

Nonaccrual loans                            $     152         94
Restructured loans                                 --         --
Other impaired loans                               --         --
Other real estate                                 151         --
                                            ---------   --------
   Total nonperforming loans                      303         94
                                            =========   ========

Loans past due 90+ days and still accruing         60         23
                                            =========   ========

Other potential problem loans                      --         --
                                            =========   ========

Income that would have been recorded in
  accordance with original terms                    3          1
Less income actually recorded                      --         --
                                            ---------   --------
Loss of income                              $       3          1
                                            =========   ========


CONCENTRATION OF CREDIT RISK
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 45% at March 31, 1997) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.


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

        None


Item 3. Defaults Upon Senior Securities.

        None


Item 4. Submission of Matters to a Vote of Security Holders.

        On April 8, 1997, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year:

        E. Landon Alford      James M. Kangerga
        R. Max Ballenger      J. Mark Mann
        Stayton M. Bonner     Milton S. McGee, Jr.
        David J. Burks        Charles H. Richardson
        Billy Crawford        Tony Wooster
        Sheila Gresham        Alfred Wylie


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



                                        HENDERSON CITIZENS BANCSHARES, INC.


Date:  May 13, 1997                     By: /s/ Milton S. McGee, Jr.
      --------------------                  --------------------------------
                                            Milton S. McGee, Jr., CPA
                                            President



Date:  May 13, 1997                     By: /s/ Rebecca G. Tanner
      ---------------------                 --------------------------------
                                            Rebecca G. Tanner, CPA
                                            Chief Accounting Officer