Form 10-Q
period 1997-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 1997-08-11
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                             ---------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended:  June 30, 1997      Commission file number:  33-42286


                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


          TEXAS                      6712                  75-2371232
 ------------------------  -----------------------  ------------------------
     (State or other          (Primary Standard         (I.R.S. Employer
     jurisdiction of              Industrial           Identification No.)
     incorporation or        Classification Code
      organization)                 Number)


                      201 WEST MAIN STREET, P.O. BOX 1009
                            HENDERSON, TEXAS  75653
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


At June 30, 1997, 2,116,080 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                      June 30, 1997 and December 31, 1996
                            (dollars in thousands)

                 Assets                         1997      1996
                 ------                     --------  --------

Cash and due from banks                     $  8,028    12,413

Interest-bearing deposits with
     other financial institutions              6,000     3,892

Federal funds sold                               600     1,150

Securities:
   Held-to-maturity, approximate market
     value of $75,748 in 1997 and
     $82,465 in 1996                          75,802    82,415
   Available-for-sale                        144,467   145,740
                                            --------  --------
                                             220,269   228,155

Loans, net                                   102,146   100,825

Premises and equipment, net                    4,801     3,751

Accrued interest receivable                    3,403     3,449

Other assets                                   3,933     3,195
                                            --------  --------
                                            $349,180   356,830
                                            ========  ========
     Liabilities and Stockholders' Equity
     ------------------------------------

Deposits:
   Demand - non interest-bearing              32,501    31,785
   Interest-bearing transaction accounts      71,370    74,984
   Money market and savings                   44,091    45,484
   Certificates of deposit and other
     time deposits                           165,061   168,420
                                            --------  --------
        Total deposits                       313,023   320,673
                                            --------  --------

Accrued interest payable                       1,586     1,144
Notes payable                                    844     1,511
Other liabilities                              1,140     1,514
                                            --------  --------
                                             316,593   324,842
Stockholders' equity:
   Preferred stock, $5 par value;
     2,000,000 shares authorized
     none issued or outstanding                   --        --
   Common stock, $5 par value;
     10,000,000 shares authorized,
     2,160,000 issued                         10,800    10,800
   Surplus                                     5,400     5,400
   Retained earnings                          17,717    16,825
   Net unrealized  losses on securities
     available for sale, net of income taxes    (824)     (703)
                                            --------  --------
                                              33,093    32,322
   Less treasury stock, 43,920 shares in
     1997 and 29,700 shares in 1996, at
     cost                                       (506)     (334)
                                            --------  --------
        Total stockholders' equity            32,587    31,988
Commitments and contingencies
                                            --------  --------
                                            $349,180   356,830
                                            ========  ========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                   Three months               Six months
                                                   ended June 30             ended June 30
                                              -----------------------   -----------------------

                                                 1997         1996         1997         1996
                                              ----------   ----------   ----------   ----------
Interest income:
   Loans                                      $    2,129        1,756        4,224        3,400
   Securities
        Taxable - available-for-sale               2,336        2,775        4,530        5,585
        Taxable - held-to-maturity                   592                     1,326
        Tax-exempt                                   462          389          899          780
   Federal funds sold                                 33           17           86           71
   Interest-bearing deposits with other
    financial institutions                            53           49          158          167
                                              ----------   ----------   ----------   ----------
          Total interest income                    5,605        4,986       11,223       10,003
                                              ----------   ----------   ----------   ----------

Interest expense:
   Deposits:
        Transaction accounts                         473          476          990        1,007
        Money market and savings                     317          316          639          646
        Certificates of deposit and
         other time deposits                       2,112        1,899        4,192        3,845
   Other                                              13           --           26           --
                                              ----------   ----------   ----------   ----------
          Total interest expense                   2,915        2,691        5,847        5,498
                                              ----------   ----------   ----------   ----------

          Net interest income                      2,690        2,295        5,376        4,505

Provision for loan losses                             83           70          170          120
                                              ----------   ----------   ----------   ----------
          Net interest income after
           provision for loan losses               2,607        2,225        5,206        4,385
                                              ----------   ----------   ----------   ----------

Other income:
        Gains (losses) on securities
         transactions, net                           (26)         123          (64)         763
        Income from fiduciary activities             150          154          288          318
        Service charges, commissions,
         and fees                                    449          331          892          649
        Other                                         83           92          158          191
                                              ----------   ----------   ----------   ----------
          Total other income                         656          700        1,274        1,921
                                              ----------   ----------   ----------   ----------

Other expenses:
        Salaries and employee benefits             1,404        1,182        2,666        2,245
        Occupancy and equipment                      253          212          486          418
        Regulatory assessments                        34           46           60           86
        Other                                        632          504        1,235          994
                                              ----------   ----------   ----------   ----------
          Total other expenses                     2,323        1,944        4,447        3,743
                                              ----------   ----------   ----------   ----------

          Income before income taxes                 940          981        2,033        2,563

Income tax expense                                   204          230          462          658
                                              ----------   ----------   ----------   ----------
            Net income                         $     736          751        1,571        1,905
                                              ==========   ==========   ==========   ==========

            Net income per common share        $     .35          .35          .74          .88
                                              ==========   ==========   ==========   ==========

            Average number of shares
              outstanding                      2,121,640    2,160,000    2,125,946    2,160,000
                                              ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                   Six months ended  June 30, 1997 and 1996
               (dollars in thousands, except per share amounts)

                                                                                Net Unrealized
                                                                                   Losses on
                                                                                  Securities                    Total
                                         Preferred  Common           Retained      Available     Treasury   Stockholder's
                                           Stock    Stock   Surplus  Earnings      for Sale        Stock        Equity
                                         ---------  ------  -------  --------   --------------   --------   -------------

Balances at December 31, 1995            $      --  10,800    5,400    14,859              147         --          31,206

     Net income                                 --      --       --     1,905               --         --           1,905

     Net change in unrealized losses
     on securities available for sale           --      --       --        --           (1,401)        --          (1,401)

     Cash dividends ($.32 per share)            --      --       --      (691)              --         --            (691)
                                         ---------  ------  -------  --------   --------------   --------   -------------

Balances at June 30, 1996                $      --  10,800    5,400    16,073           (1,254)        --          31,019
                                         =========  ======  =======  ========   ==============   ========   =============


Balances at December 31, 1996            $      --  10,800    5,400    16,825             (703)      (334)         31,988

     Net income                                 --      --       --     1,571               --         --           1,571

     Net change in unrealized losses
     on securities available for sale           --      --       --        --             (121)        --            (121)

     Cash dividends ($.32 per share)            --      --       --      (679)              --         --            (679)

     Purchase of 14,220 shares
     of treasury stock                          --      --       --        --               --       (172)           (172)
                                         ---------  ------  -------  --------   --------------   --------   -------------

Balances at June 30, 1997                $      --  10,800    5,400    17,717             (824)      (506)         32,587
                                         =========  ======  =======  ========   ==============   ========   =============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (unaudited)

                    Six months ended June 30, 1997 and 1996
                            (dollars in thousands)

                                                1997      1996
                                             -------   -------
Operating activities:
     Net income                              $ 1,571     1,905
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Net amortization of securities         190       334
          Net (gains) losses on
            securities transactions               64      (763)
          Provision for loan losses              170       120
          Depreciation and amortization          296       225
          Decrease in accrued interest
            receivable                            46       681
          Increase in other assets              (775)       (8)
          Increase (decrease) in accrued
            interest payable                     442       (62)
          Decrease in other liabilities         (374)     (179)
                                             -------   -------
              Net cash provided by operating
                activities                     1,630     2,253
                                             -------   -------

Investing activities:
     Proceeds from maturities and paydowns
       of held-to-maturity securities         11,568     4,469
     Purchases of held-to-maturity
       securities                             (5,130)   (4,787)
     Proceeds from sales of
       available-for-sale securities          14,958    40,662
     Proceeds from maturities and
       paydowns of available-for-sale
       securities                              5,757    16,848
     Purchases of available-for-sale
       securities                            (19,705)  (44,521)
     Net (increase) in loans                  (1,490)   (6,560)
     Purchases of bank premises and
       equipment                              (1,247)     (239)
                                             -------   -------
              Net cash provided by (used
                in) investing activities       4,711     5,872
                                             -------   -------

Financing activities:
     Net decrease in deposits                 (7,650)   (6,725)
     Payment on notes payable                   (667)       --
     Cash dividends paid                        (679)     (691)
     Purchase of treasury stock                 (172)       --
                                             -------   -------
              Net cash used in financing
                activities                    (9,168)   (7,416)
                                             -------   -------

              Increase (decrease) in cash
              and cash equivalents            (2,827)      709
Cash and cash equivalents at beginning
  of period                                   17,455    11,558
                                             -------   -------

Cash and cash equivalents at end of period   $14,628    12,267
                                             =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  ACTIVITIES
Income taxes paid, net of refunds            $   590       555
                                             =======   =======

Interest paid                                $ 5,405     5,560
                                             =======   =======


See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1997

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

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at June 30, 1997, are summarized as follows (in thousands of dollars):


                                                 Gross        Gross
                                  Amortized   Unrealized    Unrealized     Fair
                                     Cost        Gains        Losses      Value
                                  ---------   ----------    ----------   -------

U.S. Treasury                     $   7,050           49          (65)     7,034

U.S. Government agencies             10,179           40          (45)    10,174
State and municipal                  33,552          285         (108)    33,729
Mortgage-backed securities
  and collateralized
  mortgage obligations               24,021           15         (227)    23,809
Other securities                      1,000            2           --      1,002
                                  ---------   ----------    ----------   -------

                                  $  75,802          391         (445)    75,748
                                  =========   ==========    ==========   =======

     The amortized cost and approximate market values (carrying value) of securities available-for-sale at June 30, 1997, are summarized as follows (in thousands of dollars):

                                                 Gross        Gross
                                  Amortized   Unrealized    Unrealized     Fair
                                     Cost        Gains        Losses      Value
                                  ---------   ----------    ----------   -------

U.S. Treasury                     $  51,957          184         (109)    52,032

U.S. Government agencies             22,237           28          (92)    22,173
Other securities                        368           --           --        368
Mortgage-backed securities
  and collateralized
  mortgage obligations               71,154          446       (1,705)    69,895
                                  ---------   ----------    ----------   -------

                                  $ 145,716          658       (1,906)   144,468
                                  =========   ==========    ==========   =======

HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1997

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):

                                          June 30,      December 31,
                                            1997            1996
                                         ---------      -----------
        Commercial and industrial        $  25,225          23,863
        Real estate mortgage                48,545          46,211
        Installment and other               30,569          33,111
                                         ---------      ----------
                Total                      104,339         103,185

        Less:
          Allowance for loan losses         (1,196)         (1,146)
          Unearned discount                   (998)         (1,214)
                                         ---------      ----------

                Loans, net               $ 102,145         100,825
                                         =========      ==========


     Changes in the allowance for loan losses for the six months ended June 30, 1997 and 1996 are summarized as follows (in thousands of dollars):

                                            1997            1996
                                         ---------      ----------
        Balance, January 1               $   1,146           1,019
          Provision charged to
            operating expense                  170             120
          Loans charged off                   (176)            (57)
          Recoveries on loans                   56              39
                                         ---------      ----------

        Balance, June 30                 $   1,196           1,121
                                         =========      ==========

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


The following discussion and analysis of the financial condition and results of operations of the Company and its primary bank subsidiaries, Citizens National Bank and First State Bank, should be read in conjunction with the financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.


RESULTS OF OPERATIONS
---------------------

Net income for the first six months of 1997 was $1,571,000 compared to $1,905,000 for the same period in 1996 primarily caused by changes in gains and losses on securities transactions. The decline in net income was offset by the acquisition of Waskom Bancshares, Inc., and its majority owned subsidiary, First State Bank, Waskom in late 1996 and the establishment of a trust office in Corsicana in March, 1997 (see "Acquisitions" below). During the first six months of 1997, net interest income increased due to increased loan demand and improved spreads and margins. The Company made a provision of $170,000 to the allowance for loan losses during the first six months of 1997. A provision of $120,000 was made for loan losses during the same period in 1996. The Company experienced losses on securities transactions totaling approximately $64,000 in the first six months of 1997 compared to gains of $763,000 in the first six months of 1996. Other income, excluding gains on securities transactions, for the first six months of 1997 was $1,338,000 compared to $1,158,000 for the same period in 1996 due to increased volumes. Total other expenses for the first six months of 1997 were $4,447,000 compared to $3,743,000 for the same period in 1996. Income tax expense for the first six months of 1997 and 1996 was $462,000 and $658,000, respectively.


ACQUISITION
-----------

On August 31, 1996, the Company acquired substantially all of the outstanding shares of Waskom Bancshares, Inc. and its majority owned subsidiary, First State Bank, Waskom, Texas. Pursuant to the purchase agreement, the Company paid $3,463,000, $1,511,000 of which was paid as a note payable due upon demand having an interest rate of 6.10%. The remaining balance on the note payable as of June 30, 1997 is $844,000. This transaction resulted in approximately $1,337,000 in goodwill, which is being amortized over fifteen years on a straight line basis. The transaction was accounted for using the purchase method of accounting. This acquisition resulted in an increase in total assets of $24,075,000 and total deposits of $21,714,000.

On March 24, 1997, the Company expanded its trust operations by establishing a trust department in Corsicana, Texas. Three new employees were hired as a result of this transaction.


NET INTEREST INCOME
-------------------

For the six months ended June 30, 1997, net interest income was $5,376,000 compared to $4,505,000 for the first six months of 1996. Approximately $468,000 of the increase in net interest income is due to the Waskom acquisition. The remainder of the increase is the result of an increase in loan volumes and improved net interest margins and spreads.

Net interest income for the three month period ended June 30, 1997 was $2,690,000 compared to $2,295,000 in 1996. Approximately $240,000 of the
increase in 1997 is a result of the Waskom acquisition. The remainder of the increase is the result of improved loan demand and improved net interest margins and spreads.


PROVISION FOR LOAN LOSSES
-------------------------

During the first six months of 1997, the Company increased its allowance for loan losses through a provision of $170,000. The Company increased its allowance for loan losses during the same period of 1996 by $120,000. The Company experienced net charge offs of $120,000 in the first six months of 1997 compared to net charge offs of $18,000 in the same period in 1996.

For the three month period ended June 30, 1997, the Company increased its allowance through a provision of $83,000. The Company increased its allowance for loan losses during the same period in 1996 by $70,000.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.


OTHER INCOME AND EXPENSES
-------------------------

Non-interest income, excluding securities losses was $1,338,000 for the first six months of 1997 as compared to $1,158,000 in the first six months of 1996. This increase is due to increases in service charges and volumes. Approximately $106,000 is related to the Waskom acquisition. The Company experienced losses on securities transactions for the first six months of 1997 of $64,000 which compares to gains on securities transactions for the first six months of 1996 of $763,000. The gain in 1996 was the result of the sale of certain taxable securities consistent with the Company's portfolio management policy. Other expenses for the six month period ended June 30, 1997 were $4,447,000 compared to $3,743,000 during the same period in 1996. The increase is due primarily to general salary and benefit increases. Approximately $423,000 of the increase in other expenses is related to the Waskom acquisition, and approximately $58,000 is related to the establishment of the trust office in Corsicana.

For the three months ended June 30, 1997, non-interest income, excluding securities losses was $682,000 compared to $577,000 for the same period in 1996 due primarily from increases in service charges. The Company experienced losses on securities transactions in the three months ended June 30, 1997 of approximately $26,000 compared to gains on securities transactions of $123,000 for the three months ended June 30, 1996.


INCOME TAXES
------------

Income tax expense for the first six months of 1997 was $462,000, compared to $658,000 in the same period in 1996. The effective tax rate for the first six months of 1997 and 1996, respectively, was 22.7% and 25.7%. In 1996, the higher effective rate was due to the large gain on securities transactions and its effect on tax-exempt income as a percent of income. The effective tax rate decreased in 1997 due to the effect of increased tax exempt income from municipal securities.

Income tax expense for the three months ended June 30, 1997 and June 30, 1996 were $204,000 and $230,000, respectively.


FINANCIAL CONDITION
-------------------

The Company's total assets at June 30, 1997 of $349,180,000 decreased from the total assets at December 31, 1996 of $356,830,000. Total deposits were $313,023,000 at June 30, 1997, compared to the December 31, 1996 total of $320,673,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.6% at June 30, 1997 compared to 9.2% at December 31, 1996. The risk-based Tier I and Tier II capital ratios and the leverage ratio of Citizens National Bank amounted to 24.3%, 25.2% , and 9.2%, respectively at June 30, 1997 compared to 23.5%, 24.4%, and 9.0%, respectively, at December 31, 1996. At June 30, 1997, First State Bank had Tier I and Tier II capital ratios and a leverage ratio of 27.1%, 27.5%, AND 9.1%, RESPECTIVELY, COMPARED TO 25.3%, 25.5%, AND 8.9%, RESPECTIVELY AT DECEMBER 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30 1997, cash and cash equivalents for the Company of $14,628,000 decreased from the December 31, 1996 amount of $17,455,000. The Company's stockholders' equity of $32,587,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders is reflected in the increase in undivided profits from 1996.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses at June 30, 1997 and December 31,1996 was 1.15% and 1.11% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at June 30, 1997 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                             For the Six Months Ended
                                                     June 30,
                                              1997              1996
                                             ------            ------

Balance at beginning of period               $1,146             1,019
Charge-offs:
   Commercial, financial, and agricultural       57                10
   Real estate-mortgage                           1                --
   Installment loans to individuals             118                47
                                             ------            ------
                                                176                57
Recoveries:
   Commercial, financial, and agricultural       32                20
   Installment loans to individuals              24                19
                                             ------            ------
                                                 56                39
                                             ------            ------

Net charge-offs                                 120                18
                                             ------            ------
Additions charged to operations                 170               120
                                             ------            ------
Balance at end of period                     $1,196             1,121
                                             ======            ======
Ratio of net charge-offs during the period
   to average loans outstanding during the
   period                                       .10%              .01%
                                             ======            ======

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

As of June 30, 1997 and 1996, the Company had $92,000 in nonaccrual loans. The total of accruing loans which are contractually past due 90 days or more as to principal or interest at June 30, 1997 is $18,000 compared to $67,000 as of June 30, 1996. Other real estate totaled $175,000 at June 30, 1997. At June 30, 1996, the Company did not have any other real estate.

The following is a summary of the Company's problem loans as of June 30, 1997 and 1996.



                                               At June 30,
                                         1997              1996
                                         ----              ----
                                         (dollars in thousands)

Nonaccrual loans                         $ 92                92
Restructured loans                         --                --
Other impaired loans                       --                --
Other real estate                         175                --
                                         ----              ----
         Total nonperforming loans        267                92
                                         ====              ====

Loans past due 90+ days and still          18                67
 accruing
                                         ====              ====

Other potential problem loans              --                --
                                         ====              ====

Income that would have been recorded in
         accordance with original terms     5                 2
Less income actually recorded              --                --
                                         ----              ----
Loss of income                           $  5                 2
                                         ====              ====


CONCENTRATION OF CREDIT RISK
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 46.5% at June 30, 1997) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.


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



                                 HENDERSON CITIZENS BANCSHARES, INC.


Date:     8-11-97                By: /s/ MILTON S. McGEE, JR.
      ----------------------         -------------------------------------------
                                      Milton S. McGee, Jr., CPA
                                      President



Date:     8-11-97                By: /s/ REBECCA G. TANNER
      ----------------------         -------------------------------------------
                                      Rebecca G. Tanner, CPA
                                      Chief Accounting Officer