Form 10-Q
period 1997-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 1997-11-12
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             _____________________
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the quarter ended: September 30, 1997   Commission file number:  33-42286


                      HENDERSON CITIZENS BANCSHARES, INC.

            (Exact name of registrant as  specified in its charter)

    TEXAS                            6712                        75-2371232
----------------           -------------------------         -------------------
(State or other               (Primary Standard               (I.R.S. Employer
 jurisdiction of           Industrial Classification         Identification No.)
incorporation or                 Code Number)
organization)


                      201 WEST MAIN STREET, P.O. BOX 1009
                            HENDERSON, TEXAS  75653
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

                               X    Yes  ____No
                             -----

At September 30, 1997, 2,115,680 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                    September 30, 1997 and December 31, 1996
                             (dollars in thousands)

                              Assets                                               1997                 1996
                              ------                                      -------------         ------------
Cash and due from banks                                                  $        7,955               12,413

Interest-bearing deposits with
     other financial institutions                                                 4,184                3,892

Federal funds sold                                                                3,935                1,150

Securities:
   Held-to-maturity, approximate market value of $72,035
     in 1997 and $82,465 in 1996                                                 71,842               82,415
   Available-for-sale                                                           141,601              145,740
                                                                          -------------         ------------
                                                                                213,443              228,155

Loans, net                                                                      104,412              100,825

Premises and equipment, net                                                       5,093                3,751

Accrued interest receivable                                                       3,334                3,449

Other assets                                                                      3,501                3,195
                                                                          -------------         ------------
                                                                         $      345,857              356,830
                                                                          =============         ============

              Liabilities and Stockholders' Equity
              ------------------------------------

Deposits:
   Demand - non interest-bearing                                                 34,123               31,785
   Interest-bearing transaction accounts                                         70,440               74,984
   Money market and savings                                                      43,450               45,484
   Certificates of deposit and other time deposits                              161,388              168,420
                                                                         --------------         ------------
                      Total deposits                                            309,401              320,673
                                                                         --------------         ------------

Accrued interest payable                                                          1,332                1,144
Notes payable                                                                       844                1,511
Other liabilities                                                                   802                1,514
                                                                         --------------       --------------
                                                                                312,379              324,842
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                      --                   --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                            10,800               10,800
   Surplus                                                                        5,400                5,400
   Retained earnings                                                             18,231               16,825
   Net unrealized losses on securities available
        for sale, net of income taxes                                              (442)                (703)
                                                                         --------------         ------------
                                                                                 33,989               32,322
  Less treasury stock, 44,320 shares in 1997
        and 29,700 shares in 1996, at cost                                         (511)                (334)
                                                                         --------------         ------------
                        Total stockholders' equity                               33,478               31,988
Commitments and contingencies
                                                                         --------------         ------------
                                                                         $      345,857              356,830
                                                                         ==============         ============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                      Three months                   Nine months
                                                                   ended September 30             ended September 30

                                                                     1997            1996            1997            1996
                                                                ----------     ----------      ----------      ----------
Interest income:
   Loans                                                        $    2,163          2,100           6,387           5,500
   Securities
        Taxable - available-for-sale                                 2,204          1,930           6,734           5,908
        Taxable - held-to-maturity                                     623            779           1,949           2,386
        Tax-exempt                                                     468            251           1,367           1,031
   Federal funds sold                                                   33              7             119              78
   Interest-bearing deposits with other financial institutions          55             57             213             224
                                                                ----------     ----------      ----------      ----------
        Total interest income                                        5,546          5,124          16,769          15,127
                                                                ----------     ----------      ----------      ----------

Interest expense:
   Deposits:
        Transaction accounts                                           453            493           1,443           1,500
        Money market and savings                                       316            329             955             975
        Certificates of deposit and other time deposits              2,073          1,892           6,265           5,737
   Other                                                                14             --              40              --
                                                                ----------     ----------      ----------      ----------
        Total interest expense                                       2,856          2,714           8,703           8,212
                                                                ----------     ----------      ----------      ----------

        Net interest income                                          2,690          2,410           8,066           6,915

Provision for loan losses                                               83             60             253             180
                                                                ----------     ----------      ----------      ----------
          Net interest income after provision for loan losses        2,607          2,350           7,813           6,735
                                                                ----------     ----------      ----------      ----------

Other income:
        Gains (losses) on securities transactions, net                  27            (13)            (37)            750
        Income from fiduciary activities                               156            140             444             458
        Service charges, commissions, and fees                         509            493           1,401           1,142
        Other                                                           91            (30)            249             161
                                                                ----------     ----------      ----------      ----------
        Total other income                                             783            590           2,057           2,511
                                                                ----------     ----------      ----------      ----------

Other expenses:
        Salaries and employee benefits                               1,339          1,099           4,005           3,344
        Occupancy and equipment                                        266            248             752             666
        Regulatory assessments                                          33             87              93             173
        Other                                                          648            588           1,883           1,582
                                                                ----------     ----------      ----------      ----------
        Total other expenses                                         2,286          2,022           6,733           5,765
                                                                ----------     ----------      ----------      ----------

        Income before income taxes                                   1,104            918           3,137           3,481

Income tax expense                                                     252            197             714             855
                                                                ----------     ----------      ----------      ----------
               Net income                                       $      852            721           2,423           2,626
                                                                ==========     ==========      ==========      ==========

               Net income per common share                      $     0.40           0.33            1.14            1.21
                                                                ==========     ==========      ==========      ==========

               Average number of shares outstanding              2,115,871      2,160,000       2,122,551       2,160,000
                                                                ==========     ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                 Nine months ended  September 30, 1997 and 1996
                (dollars in thousands, except per share amounts)

                                                                                  Net Unrealized
                                                                                     Losses on
                                                                                     Securities                       Total
                                         Preferred  Common             Retained      Available      Treasury     Stockholder's
                                          Stock     Stock    Surplus   Earnings       for Sale         Stock          Equity
                                       ----------- -------  --------- ---------  ---------------   -----------   --------------
Balances at December 31, 1995          $        --  10,800      5,400    14,859              147           --            31,206

     Net income                                 --      --         --     2,626               --           --             2,626

     Net change in unrealized losses
     on securities available for sale           --      --         --        --           (1,243)          --            (1,243)

     Cash dividends ($.48 per share)            --      --         --    (1,037)              --           --            (1,037)
                                       ----------- -------  --------- ---------  ---------------   -----------   --------------

Balances at September 30, 1996         $        --  10,800      5,400    16,448           (1,096)          --            31,552
                                       =========== =======  ========= =========  ===============   ===========   ==============


Balances at December 31, 1996          $        --  10,800      5,400    16,825             (703)        (334)           31,988

     Net income                                 --      --         --     2,423               --           --             2,423

     Net change in unrealized losses
     on securities available for sale           --      --         --        --              261           --               261

     Cash dividends ($.48 per share)            --      --         --    (1,017)              --           --            (1,017)

     Purchase of 14,620 shares
     of treasury stock                          --      --         --        --               --         (177)             (177)
                                       ----------- -------  --------- ---------  ---------------   -----------   --------------

Balances at September 30, 1997         $        --  10,800      5,400    18,231             (442)        (511)           33,478
                                       =========== =======  ========= =========  ===============   ===========   ==============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (unaudited)

                 Nine months ended September 30, 1997 and 1996
                            (dollars in thousands)

                                                                                           1997                 1996
                                                                                     --------------       --------------
Operating activities:
     Net income                                                                      $        2,423                2,626
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of premium on securities                                        273                  505
               Net (gains) losses on securities transactions                                     37                 (750)
               Provision for loan losses                                                        253                  180
               Depreciation and amortization                                                    453                  348
               Decrease in accrued interest receivable                                          115                  971
               Increase in other assets                                                        (543)                (555)
               Increase (decrease) in accrued interest payable                                  188                  (47)
               Decrease in other liabilities                                                   (712)                (140)
                                                                                     --------------       --------------
                    Net cash provided by operating activities                                 2,487                3,138
                                                                                     --------------       --------------

Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities                    16,425               10,824
     Purchases of held-to-maturity securities                                                (6,126)              (5,221)
     Proceeds from sales of available-for-sale securities                                    20,823               50,645
     Proceeds from maturities and paydowns of available-for-sale securities                   8,368               19,999
     Purchases of available-for-sale securities                                             (24,692)             (57,459)
     Net increase in loans                                                                   (3,840)             (11,311)
     Purchases of bank premises and equipment                                                (1,693)                (393)
     Net assets received to purchase assets and assume liabilities of acquired bank              --                1,544
                                                                                     --------------       --------------
                    Net cash provided by investing activities                                 9,265                8,628
                                                                                     --------------       --------------

Financing activities:
     Net decrease in deposits                                                               (11,272)              (4,058)
     Payment on notes payable                                                                  (667)                  --
     Cash dividends paid                                                                     (1,017)              (1,037)
     Purchase of treasury stock                                                                (177)                  --
                                                                                     --------------       --------------
                    Net cash used in financing activities                                   (13,133)              (5,095)
                                                                                     --------------       --------------

                    Increase (decrease) in cash and cash equivalents                         (1,381)               6,671
Cash and cash equivalents at beginning of period                                             17,455               11,558
                                                                                     --------------       --------------

Cash and cash equivalents at end of period                                           $       16,074               18,229
                                                                                     ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                    $          865                  775
                                                                                     ==============       ==============

Interest paid                                                                        $        8,515                8,218
                                                                                     ==============       ==============


See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1997

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

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at September 30, 1997, are summarized as follows (in thousands of dollars):

                                                                       Gross              Gross
                                                 Amortized          Unrealized         Unrealized           Fair
                                                    Cost               Gains             Losses            Value
                                              --------------     ---------------    --------------     -----------
U.S. Treasury                                 $        7,044                  47               (35)          7,056

U.S. Government agencies                              10,162                  38               (15)         10,185
State and municipal                                   32,308                 303              (104)         32,507
Mortgage-backed securities
     and collateralized mortgage
     obligations                                      22,328                  50               (91)         22,287
                                              --------------------------------------------------------------------

                                              $       71,842                 438              (245)         72,035
                                              ==============     ===============    ==============     ===========

The amortized cost and approximate market values (carrying value) of securities available-for-sale at September 30, 1997, are summarized as follows (in thousands of dollars):

                                                                       Gross             Gross
                                                Amortized          Unrealized         Unrealized            Fair
                                                    Cost               Gains             Losses            Value
                                              --------------     ---------------    --------------     ------------
U.S. Treasury                                 $       51,957                 342               (56)          52,243

U.S. Government agencies                              22,246                  89               (42)          22,293
Mortgage-backed securities
     and collateralized mortgage
     obligations                                      67,699                 511            (1,513)          66,697
Other securities                                         368                  --                --              368
                                              --------------     ---------------    --------------     ------------

                                              $      142,270                 942            (1,611)         141,601
                                              ==============     ===============    ==============     ============

HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1997

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):

                                                       September 30              December 31,
                                                           1997                      1996
                                                    -------------------       -------------------
          Commercial and industrial                 $       25,878                    23,863
          Real estate mortgage                              49,468                    46,211
          Installment and other                             31,149                    33,111
                                                    -------------------       -------------------
                    Total                                  106,495                   103,185

          Less:
            Allowance for loan losses                       (1,226)                   (1,146)
            Unearned discount                                 (857)                   (1,214)
                                                    -------------------       -------------------

                    Loans, net                      $      104,412                   100,825
                                                    ===================       ===================

Changes in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 are summarized as follows (in thousands of dollars):

                                                                           1997                      1996
                                                                    -------------------       -------------------
          Balance, January 1                                        $             1,146                     1,019
             Provision charged to operating expense                                 253                       180
             Loans charged off                                                     (261)                     (135)
             Recoveries on loans                                                     88                        59
             Increase due to acquisition                                             --                        24
                                                                    -------------------       -------------------

          Balance, September 30                                     $             1,226                     1,147
                                                                    ===================       ===================

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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


RESULTS OF OPERATIONS
---------------------

Net income for the first nine months of 1997 was $2,423,000 compared to $2,626,000 for the same period in 1996 primarily caused by changes in gains and losses on securities transactions. The decline in net income was offset by the acquisition of Waskom Bancshares, Inc., and its majority owned subsidiary, First State Bank, Waskom in late 1996 and the establishment of a trust office in Corsicana in March, 1997 (see "Acquisitions" below). During the first nine months of 1997, net interest income increased due to increased loan demand and improved spreads and margins, in addition to the increased volumes from the Waskom acquisition. The Company made a provision of $253,000 to the allowance for loan losses during the first nine months of 1997. A provision of $180,000 was made for loan losses during the same period in 1996. The Company experienced losses on securities transactions totaling approximately $37,000 in the first nine months of 1997 compared to gains of $750,000 in the first nine months of 1996. Other income, excluding gains on securities transactions, for the first nine months of 1997 was $2,094,000 compared to $1,761,000 for the same period in 1996 due to increased volumes. Total other expenses for the first nine months of 1997 were $6,733,000 compared to $5,765,000 for the same period in 1996. Income tax expense for the first six months of 1997 and 1996 was $714,000 and $855,000, respectively.

For the three months ended September 30, 1997, net income was $852,000 compared to $721,000 for the same period in 1996. The increase is due to increases in net interest income and non-interest income, due to volume increases related to the Waskom acquisition. Net interest income for the three months ended September 30, 1997 was $2,690,000 compared to $2,410,000 for the three months ended September 30, 1996. Approximately $147,000 of the increase is related to the Waskom acquisition. Non-interest income excluding gains and losses on securities transactions for the three months ended September 30, 1997 increased approximately $153,000 over the three month period ended September 30, 1996. Approximately $27,000 of the increase was related to the Waskom acquisition, and
$18,000 is related to the Corsicana trust office.   Non-interest expense for the
three month period ended September 30, 1997 was $2,286,000 compared to $2,022,000 for the three month period ended September 30, 1996. The increase is due to general salary increases, and expenses related to the Waskom acquisition and the Corsicana office. The Waskom acquisition and the Corsicana office accounted for approximately $139,000 and $24,000, respectively. The provision for loan losses for the three month period ended September 30, 1997 was $83,000 compared to $60,000 for the three month period ended September 30, 1996.

ACQUISITION
-----------

On August 31, 1996, the Company acquired substantially all of the outstanding shares of Waskom Bancshares, Inc. and its majority owned subsidiary, First State Bank, Waskom, Texas. Pursuant to the purchase agreement, the Company paid $3,463,000, $1,511,000 of which was paid as a note payable due upon demand having an interest rate of 6.10%. The remaining balance on the note payable as of September 30, 1997 is $844,000. This transaction resulted in approximately $1,337,000 in goodwill, which is being amortized over fifteen years on a straight line basis. The transaction was accounted for using the purchase method of accounting. This acquisition resulted in an increase in total assets of $24,075,000 and total deposits of $21,714,000.

On March 24, 1997, the Company expanded its trust operations by establishing a trust department in Corsicana, Texas. Three new employees were hired as a result of this transaction.


NET INTEREST INCOME
-------------------

For the nine months ended September 30, 1997, net interest income was $8,066,000 compared to $6,915,000 for the first nine months of 1996. Approximately $615,000 of the increase in net interest income is due to the Waskom acquisition. The remainder of the increase is the result of an increase in loan volumes and improved net interest margins and spreads.

Net interest income for the three month period ended September 30, 1997 was $2,690,000 compared to $2,410,000 in 1996. Approximately $147,000 of the
increase in 1997 is a result of the Waskom acquisition. The remainder of the increase is the result of improved loan demand and improved net interest margins and spreads.

PROVISION FOR LOAN LOSSES
-------------------------

During the first nine months of 1997, the Company increased its allowance for loan losses through a provision of $253,000. The Company increased its allowance for loan losses during the same period of 1996 by $180,000. The Company experienced net charge offs of $173,000 in the first nine months of 1997 compared to net charge offs of $76,000 in the same period in 1996.

For the three month period ended September 30, 1997, the Company increased its allowance through a provision of $83,000. The Company increased its allowance for loan losses during the same period in 1996 by $60,000.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

OTHER INCOME AND EXPENSES
-------------------------

Non-interest income, excluding securities losses was $2,094,000 for the first nine months of 1997 as compared to $1,761,000 in the first nine months of 1996. This increase is due to increases in rates charged on service charges and volume increases from the Waskom acquisition. Approximately $133,000 is related to the Waskom acquisition. The Company experienced losses on securities transactions for the first nine months of 1997 of $37,000 which compares to gains on securities transactions for the first nine months of 1996 of $750,000. The gain in 1996 was the result of the sale of certain taxable securities consistent with the Company's portfolio management policy. Other expenses for the nine month period ended September 30, 1997 were $6,733,000 compared to $5,765,000 during the same period in 1996. The increase is due primarily to general salary and benefit increases. Approximately $562,000 of the increase in other expenses is related to the Waskom acquisition, and approximately $82,000 is related to the establishment of the trust office in Corsicana.

For the three months ended September 30, 1997, non-interest income, excluding securities losses was $756,000 compared to $603,000 for the same period in 1996 due primarily from increases in service charges. The Company experienced gains on securities transactions in the three months ended September 30, 1997 of approximately $27,000 compared to a loss on securities transactions of $13,000 for the three months ended September 30, 1996.


INCOME TAXES
------------

Income tax expense for the first nine months of 1997 was $714,000, compared to $855,000 in the same period in 1996. The effective tax rate for the first nine months of 1997 and 1996, respectively, was 22.8% and 24.6%. In 1996, the higher effective rate was due to the large gain on securities transactions and its effect on tax-exempt income as a percent of income. The effective tax rate decreased in 1997 due to the effect of increased tax exempt income from municipal securities.

Income tax expense for the three months ended September 30, 1997 and September 30, 1996 were $252,000 and $197,000, respectively, with consistent effective tax rates with those for the comparable nine month periods.


FINANCIAL CONDITION
-------------------

The Company's total assets at September 30, 1997 of $345,857,000 decreased from the total assets at December 31, 1996 of $356,830,000. Total deposits were $309,401,000 at September 30, 1997, compared to the December 31, 1996 total of $320,673,000. The decline in deposits of $11,272,000, (3.5%) was due primarily to the cyclical fluctuations in public funds and decreases in commercial balances.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.8% at September 30, 1997 compared to 9.2% at December 31, 1996. The risk-based Tier I and Tier II capital ratios and the leverage ratio of Citizens National Bank amounted to 24.9%, 25.9% , and 9.5%, respectively at September 30, 1997 compared to 23.5%, 24.4%, and 9.0%, respectively, at December 31, 1996. At September 30, 1997, First State Bank had Tier I and Tier II capital ratios and a leverage ratio of 26.3%, 26.7%, and 9.1%, respectively, compared to 25.3%, 25.5%, and 8.9%, respectively, at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30 1997, cash and cash equivalents for the Company of $16,074,000 decreased from the December 31, 1996 amount of $17,455,000. The Company's stockholders' equity of $33,478,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders is reflected in the increase in undivided profits from 1996.


ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses at September 30, 1997 and December 31,1996 was 1.15% and 1.11% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at September 30, 1997 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                          For the Nine Months Ended
                                                                                 September 30,
                                                                         1997                      1996
                                                                  ---------------            --------------
Balance at beginning of period                                    $         1,146                     1,019
Charge-offs:
          Commercial, financial, and agricultural                              57                        10
          Real estate-mortgage                                                  1                        --
          Installment loans to individuals                                    203                       125
                                                                  ---------------            --------------
                                                                              261                       135
Recoveries:
          Commercial, financial, and agricultural                              41                        20
          Installment loans to individuals                                     47                        39
                                                                  ---------------            --------------
                                                                               88                        59
                                                                  ---------------            --------------

Net charge-offs                                                              (173)                      (76)
Additions due to acquisition                                                   --                        24
                                                                  ---------------            --------------
Additions charged to operations                                               253                       180
                                                                  ---------------            --------------
Balance at end of period                                          $         1,226                     1,147
                                                                  ===============            ==============
Ratio of net charge-offs during
          the period to average loans outstanding
          during the period                                                   .16%                      .09%
                                                                  ===============            ==============

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

As of September 30, 1997 and 1996, the Company had $88,000 and $164,000, respectively, in nonaccrual loans. The total of accruing loans which are contractually past due 90 days or more as to principal or interest at September 30, 1997 is $44,000 compared to $118,000 as of September 30, 1996. Other real estate totaled $150,000 and $151,000 at September 30, 1997 and September 30, 1996 respectively.

The following is a summary of the Company's problem loans as of September 30, 1997 and 1996.

                                                                            At September 30,
                                                                        1997               1996
                                                                   --------------     --------------
                                                                        (dollars in thousands)
Nonaccrual loans                                                   $           88                164
Restructured loans                                                             --                 --
Other impaired loans                                                           --                 --
Other real estate                                                             150                151
                                                                   --------------     --------------
          Total nonperforming loans                                           238                315
                                                                   ==============     ==============

Loans past due 90+ days and still accruing                                     44                118
                                                                   ==============     ==============

Other potential problem loans                                                  --                 --
                                                                   ==============     ==============

Income that would have been recorded in
          accordance with original terms                                        6                  4
Less income actually recorded                                                  --                 --
                                                                   --------------     --------------
Loss of income                                                     $            6                  4
                                                                   ==============     ==============


CONCENTRATION OF CREDIT RISK
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 46.5% at September 30, 1997) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.

SECURITIES
----------

The Investment Committee, under the guidance of the Company's Investment Policy, assesses the short and long-term needs of the Company after consideration of loan demand, interest rate factors, and prevailing market conditions. Recommendations for purchases and other transactions are then made considering safety, liquidity, and maximization of return to the Company. Management determines the proper classification of securities at the time of purchase. Securities that management does not intend to hold to maturity or that might be sold under certain circumstances are classified as available for sale. If management has the intent and the Company has the ability at the time of purchase to hold the securities until maturity, the securities will be classified as held to maturity.

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 85% of the total comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. Treasury holdings are currently positioned in a ladder structure. Three year treasury bonds are purchased quarterly, held for two years, then sold with one year left to maturity to take advantage of the slope in the yield curve. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the Company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

Credit risk is minimized through agency backing, however, there are other risks associated with MBS and CMOs. These other risks include prepayment, extension, and interest rate risk. MBS are securities which represent an undivided interest in a pool of mortgage loans. CMOs are structured obligations that are derived from a pool of mortgage loans or agency mortgage backed securities.
CMOs in general have widely varying degrees of risk, which results from the prepayment risk on the underlying mortgage loans and its effect on the cash flows of the security.

Prepayment risk is the risk of borrowers paying off their loans sooner than expected in a falling rate environment by either refinancing or curtailment. Extension risk is the risk that the underlying pool of loans will not exhibit the expected prepayment speeds thus resulting in a longer average life and slower cash flows than anticipated at purchase. Interest rate risk is based on the sensitivity of yields on assets which change in a different time period or in a different proportion from that of current market interest rates. Changes in average life due to prepayments and changes in interest rates in general will cause the market value of MBS and CMOs to fluctuate.

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. Floating rate securities make up 76% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons are a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

At September 30, 1997, the Company's level of structured notes was insignificant.

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


RECENT DEVELOPMENTS
-------------------

On October 15, 1997, the Company initiated a tender offer to all of its shareholders to purchase an aggregate of 140,000 shares of the Company's common stock (representing approximately 6.6% of such outstanding shares) at a price of $14.50 per share. The tender offer, which was originally scheduled to expire on November 12, 1997, has been extended by the Company to expire at 10:00 a.m. Central Standard Time on November 20, 1997. The purchase of shares appropriately tendered and accepted for purchase by the Company will be funded entirely from internal resources and no debt will be incurred in connection with the transaction. In accordance with applicable law, on the date the tender offer materials were first mailed to the Company's shareholders, the Company filed with the Securities and Exchange Commission a Rule 13E-3 Transaction Statement on Schedule 13E-4 describing the terms of the tender offer. The Company's
Schedule 13E-4 was amended on November 12, 1997, and the schedule 13E-3 was withdrawn by the Company on that date. These schedules, including any amendments thereto, are available through the Securities and Exchange Commission's Internet site at http://www.sec.gov.

Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

   None.


Item 2.  Changes in Securities.

   None


Item 3.  Defaults Upon Senior Securities.

   None


Item 4.  Submission of Matters to a Vote of Security Holders.

   None


Item 5.  Other Information.

   None


Item 6.  Exhibits and Reports on Form 8-K.

   Exhibit 27  Financial Data Schedule

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.



Date: November 12, 1997            By:  /s/ MILTON S. MCGEE, JR.
      -----------------                --------------------------------
                                       Milton S. McGee, Jr., CPA
                                       President



Date: November 12, 1997            By:  /s/ REBECCA G. TANNER
      -----------------                --------------------------------
                                       Rebecca G. Tanner, CPA
                                       Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit
  No.               Description
-------             -----------
  27                Financial Data Schedule