Form 10-K405
period 1997-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 1998-03-27
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended: December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from _________ to ________

                        Commission File Number 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

              TEXAS                                   75-2371232
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

    201 WEST MAIN STREET, P. O. BOX 1009
             HENDERSON, TEXAS                            75653
(Address or principal executive offices)               (Zip Code)


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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the price of the voting stock in the most recent sale transaction, which occurred on November 21, 1997, was $13,189,679. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Further, the shares of registrant held in trust by Citizens National Bank, Henderson, Texas, are assumed to be held by an affiliate of the registrant. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of the registrant's common stock, as of March 2, 1998: 2,017,494

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts II and III. With the exception of such specific references as appear in this report, the 1997 Annual Report to Shareholders is not deemed filed as part of this report. (Index to Exhibits is located on page 24.)

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

     The Company also indirectly owns one hundred percent (100%) of the issued and outstanding shares of the $5.00 par value per share common stock (the "Citizens Bank Stock") of Citizens National Bank, Henderson, Texas (the "Citizens Bank"), and one hundred percent (100%) of the issued and outstanding shares of the $1.25 par value per share common stock (the "Waskom Bank Stock") of First State Bank, Waskom, Texas (the "Waskom Bank"). The Citizens Bank and the Waskom Bank sometimes are referred to herein collectively as the "Subsidiary Banks".

     The Company's primary activity is to provide assistance to the Delaware BHC and the Subsidiary Banks in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to the Delaware BHC and the Subsidiary Banks. The Delaware BHC and the Subsidiary Banks operate under the day-to-day management of their own officers, and each entities' individual boards of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of the Delaware BHC and the Subsidiary Banks. See "ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The Company conducts no activity other than the operation of the Delaware BHC and, indirectly, the Subsidiary Banks. The Company derives its revenues primarily from the operation of the Subsidiary Banks in the form of dividends paid from the Subsidiary Banks to the Delaware BHC and by the Delaware BHC to the Company. In addition, the Company may receive tax benefits from any future losses of the Subsidiary Banks.

     Neither the Company nor the Delaware BHC engage in any nonbanking activities at this time. If, in the future, the Company proposes to engage in any nonbanking activities through these corporations, it would be restricted to those nonbanking activities permitted under guidelines of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and would need to obtain regulatory approval to engage in such activities. As of December 31, 1997, the Company had, on a consolidated basis, total assets of approximately $358,493,000, total deposits of approximately $322,107,000, total loans, (net of unearned discount and allowance for loan losses) of approximately $106,061,000 and total stockholders' equity of approximately $32,729,000.

THE DELAWARE BHC
----------------

     The Delaware BHC is a wholly-owned subsidiary of the Company, organized in 1991 under the laws of the State of Delaware for the purpose of becoming an intermediate bank holding company. The Delaware BHC owns 1,080,000 shares (100%) of the issued and outstanding Citizens Bank Stock and 100,000 shares (100%) of the issued and outstanding Waskom Bank Stock.

     The primary purpose of the Delaware BHC is to limit the Texas franchise tax liability of the Company. The Delaware BHC does not conduct any operations other than providing assistance to the Subsidiary Banks and will derive its revenues primarily from the operation of the Subsidiary Banks in the form of dividends.

ACQUISITIONS
------------

     On September 17, 1996, the Company completed its acquisition of all of the issued and outstanding stock of Waskom Bancshares, Inc. and its majority-owned subsidiary, the Waskom Bank. The Company acquired approximately 93% of the stock of Waskom Bancshares, Inc. pursuant to the terms of a Stock Purchase Agreement, dated as of May 24, 1996. The Company acquired the remaining shares of Waskom Bancshares, Inc. and the minority interest of the Waskom Bank not owned by Waskom Bancshares, Inc. pursuant to the terms of Stock Purchase Agreements between the Company and each of the holders representing a minority interest in Waskom Bancshares, Inc. and the Waskom Bank. Such stock was acquired for cash, and the aggregate purchase price of $3,463,000 was funded with a combination of notes and cash. The stock of the Waskom Bank directly and indirectly acquired by the Company through the acquisition of Waskom Bancshares, Inc. was thereafter contributed to the Delaware BHC. Waskom Bancshares, Inc. is an inactive subsidiary of the Company. The Delaware BHC currently operates the Citizens Bank and the Waskom Bank as separate subsidiaries. As described elsewhere herein, the Company plans to merge the Waskom Bank with and into the Citizens Bank, which affiliate merger is expected to be completed during the second quarter of 1998.

     On October 10, 1996, the Company completed the repurchase of 29,700 shares of its common stock (representing approximately 1.375% of its then outstanding shares) in a privately negotiated transaction from a single shareholder. Such shares were purchased for $334,125 in the aggregate, or $11.25 per share. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with the stock repurchase.

     During 1997, the Company purchased 14,620 shares of its common stock from five shareholders at an average cost of $12.06 per share. These privately negotiated transactions all occurred prior to the tender offer (see below). The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

     On October 15, 1997, the Company initiated a tender offer to all of its shareholders to purchase an aggregate of 140,000 shares of the Company's common stock (representing approximately 6.6% of such outstanding shares) at a price of $14.50 per share. The tender offer, as extended, expired on November 20, 1997. Fifty-two shareholders of the Company tendered a total of 98,186 shares of common stock in the tender offer representing an aggregate purchase price of $1,423,697 plus related expenses of approximately $77,000. The purchase of shares appropriately tendered and accepted for purchase by the Company was funded entirely from internal resources and no debt was incurred in connection with the transaction. In accordance with applicable law, on the date that the tender offer materials were first mailed to the Company's shareholders, the Company filed with the Securities and Exchange Commission an Issuer Tender Offer Statement on Schedule 13E-4 describing the terms of the tender offer.


THE SUBSIDIARY BANKS
--------------------

     General.
     -------

     The Citizens Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Office of the Comptroller of the Currency (the "Comptroller") and was originally located at 101 East Main Street, Henderson, Texas. In 1973, the Citizens Bank moved to its current location at 201 West Main Street. The Citizens Bank operates branch offices in Henderson, Overton, Mount Enterprise, Jefferson, Malakoff, and Chandler, Texas. On March 24, 1997, the Citizens Bank opened a trust office in Corsicana, Texas. Three former employees of the Corsicana, Texas Nations Bank trust department were hired to operate this trust office. Presently, the Citizens Bank plans to open a loan production office at the Corsicana, Texas location in March of 1998. At December 31, 1997, the Citizens Bank had approximately $332,389,000 in assets, $300,725,000 in deposits, $98,573,000 in loans (net of unearned discount and allowance for loan losses), and $29,445,000 in shareholders' equity. The Citizens Bank is regulated and supervised by the Comptroller.

     The Waskom Bank was originally chartered on December 4, 1954, as a Texas banking association. Its sole banking office is located at 745 Spur 156, Waskom, Texas. At December 31, 1997, the Waskom Bank had approximately $25,979,000 in assets, $22,114,000 in deposits, $7,488,000 in loans (net of unearned discount), and $3,644,000 in shareholder's equity. The Waskom Bank is regulated and supervised by the Federal Deposit Insurance Corporation (the "FDIC") and the Texas Department of Banking (the "TDB").

     Services.  The Subsidiary Banks are  full service banks offering a variety
     --------
of services to satisfy the needs of the consumer and commercial customers in the area. The Subsidiary Banks offer most types of loans, including commercial, agribusiness, credit card, consumer, mortgage, home equity, and real estate loans. The Subsidiary Banks also provide a wide range of consumer banking services, including savings and checking accounts, MasterMoney debit card, various savings programs, individual retirement accounts, safe deposit boxes, and automated teller machines. The Citizens Bank also offers trust services and automated clearinghouse payroll services. In 1992, the Citizens Bank began offering a wide array of investment products, such as annuities, mutual funds and discount brokerage services, to its customers. In 1994, the Citizens Bank began offering a 24 hour automated telephone account inquiry system, which was complemented in late 1995 by a loan by phone automated system. In January 1994, the Citizens Bank began a Community Development Corporation ("CDC"), which is a subsidiary of the bank, and offers affordable housing to lower income persons in Rusk County. In May 1996, the CDC was approved to make loans in Marion and Henderson Counties.

     Saturday drive up banking has been offered at the Malakoff location since its acquisition in 1994, and Saturday drive up banking has been offered in Henderson at the Southside branch since November 1995. Saturday drive up banking has been offered at the Chandler branch since April 1996.

     Competition.  The Citizens Bank serves a large portion of the East Texas
     -----------
area with offices in Henderson, Overton, and Mount Enterprise, which includes Rusk County, Jefferson, which includes Marion County, and Malakoff and Chandler, which includes Henderson County. The Waskom Bank compliments the service area of the Citizens Bank by serving Harrison County in East Texas. The activities in which the Subsidiary Banks engage are competitive. Each activity engaged in involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. In addition to competing with other commercial banks within and outside their primary service areas, the Subsidiary Banks compete with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds and securities brokers. The Subsidiary Banks also compete with suppliers of equipment in furnishing equipment financing and leasing services.

     Year 2000.  The Company recognizes that the arrival of the Year 2000 poses
     ---------
a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, customers, payment systems, and others, is ongoing.

     Effort is under way to address this issue, including a process of inventory, scoping and analysis, modification, testing and certification, and implementation. A major portion of the costs associated with correcting Year 2000 deficiencies will be met from existing resources through a reprioritization of technology development initiatives, with the remainder representing incremental costs.

     The Company estimates that it will incur costs for testing of computer applications and purchases of new hardware and software. Certain of these hardware improvements would have probably been made regardless of the Year 2000 issue based on the Company's history of technology upgrades. It is anticipated that the Company will be Year 2000 compliant by early 1999. The Company does not anticipate that the related overall costs will be material to any single year.

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


     Employees.  At December 31, 1997, the Citizens Bank employed approximately
     ---------
132 fulltime and 19 part-time employees, and the Waskom Bank employed approximately 12 full-time employees and 1 part-time employee.

     Affiliate Merger.  During the first quarter of 1998, the Citizens Bank and
     ----------------
the Waskom Bank anticipate filing an application with the Comptroller for prior approval to merge the Waskom Bank with and into the Citizens Bank under the charter and title of the Citizens Bank (the "Affiliate Merger"). The sole banking office of the Waskom Bank will be operated as a full-service branch of the Citizens Bank upon completion of the Affiliate Merger. It is not anticipated that the Affiliate Merger will result in any diminution of products and services currently available to customers of the Waskom Bank or the Citizens Bank. It is anticipated, however, that the Affiliate Merger will generate certain operational efficiencies by operating under one bank charter rather than two separate charters regulated by different regulatory authorities.

     It is anticipated that the Affiliate Merger will be completed during the second quarter of 1998, although no assurance can be given that the Affiliate Merger will be completed or that such timetable will be met.

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

     Federal banking law provides that the Company and the Delaware BHC are able to acquire or establish banks in any state of the United States. However, the board of directors of the Company and the Delaware BHC do not at this time have any plans to acquire or establish banks whether within the State of Texas or elsewhere.

     In addition, the Texas Finance Code permits a bank holding company owning stock of a bank located outside the State of Texas (a "Foreign Holding Company") to acquire a bank or bank holding company located in Texas. Until September 1, 2001, such acquisition may occur only if the Texas bank to be directly or indirectly controlled by the Foreign Holding Company (i) was in existence on or had its charter application filed before July 15, 1987 and has continuously operated since such date, or (ii) has existed and continuously operated as a bank for a period of at least five (5) years. In any event, however, a Foreign Holding Company may not acquire a Texas bank or bank holding company, if after the acquisition, the Foreign Holding Company would own or control banks in Texas the deposits of which would exceed twenty-five percent (25%) of the total deposits of all state and national banks located in Texas. Pursuant to a Texas Attorney General opinion interpreting the relevant provisions of applicable law, a Foreign Holding Company acquiring a bank or bank holding company located in the State of Texas may not become involved in its day-to-day operations.


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

     Banks and bank holding companies are required to maintain a ratio of total capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets ("Tier 1 Capital Ratio") of at least 4.0%. Under these guidelines, the Company had a Total Capital Ratio of 24.7% and a Tier 1 Capital Ratio of 23.8% at December 31, 1997.

     In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage Capital Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The Comptroller, the FDIC and the Federal Reserve Board define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets is comprised of total assets less intangible assets. As of December 31, 1997, the Company's Leverage Capital Ratio was 9.0%.

     The ability of the Company to pay dividends is restricted by the requirement that it maintain an adequate level of capital, on a consolidated basis, in accordance with guidelines of the Federal Reserve Board. Funds available for payment of dividends to its shareholders and other expenses will be provided primarily from dividends to the Company from the Delaware BHC, which will in turn, be received by the Delaware BHC from the Subsidiary Banks. The ability of the Citizens Bank to pay dividends is restricted by provisions of the National Bank Act, and the ability of the Waskom Bank to pay dividends is restricted by provisions of the Texas Finance Code. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- Dividends."

     Bank Regulation.  The Citizens Bank is chartered under the National Bank
     ---------------
Act and is subject to regulation, supervision and examination by the Comptroller and to regulation by both the Federal Reserve Board and the FDIC. The Waskom Bank is chartered under the Texas Finance Code and is subject to supervision, examination and regulation of both the TDB and the FDIC, and is subject to the power of the TDB and the FDIC to enforce compliance with applicable banking statutes and regulations. The majority of the Subsidiary Banks' operations and activities are subject to regulation and supervision by one or more of the regulatory authorities noted above. For example, activities and operations of the Subsidiary Banks such as (i) extension of credit and lending activities,
(ii) deposit collection activities; (iii) dividend payments; (iv) branch office operations; and (v) interstate expansion are regulated by at least one or more these regulatory agencies.

     The ability of the Subsidiary Banks to pay dividends are restricted by provisions of the National Bank Act in the case of the Citizens Bank, and the Texas Finance Code in the case of the Waskom Bank. Under the National Bank Act, the Citizens Bank generally may pay dividends to the extent of net profits. The prior approval of the Comptroller, or his designee, however, is required for any dividend to a bank holding company by any affiliated national bank if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits (as defined) for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Comptroller also has the authority to prohibit a national bank from engaging in any activity that, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the Comptroller may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the Comptroller and the Federal Reserve Board have recently expressed the view that national banks and bank holding companies should refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

     Under the Texas Finance Code, The Waskom Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Banking Commissioner of the State of Texas. All dividends must be paid out of net profits then on hand, after deducting expenses, including loses and provisions for loan losses. Additionally, under provisions of the Federal Deposit Insurance Act, the FDIC has the right to prohibit the payment of dividends by a bank where such payment is deemed to be an unsafe and unsound banking practice.

     The ability of the Subsidiary Banks to pay dividends are also restricted by the requirement that they each maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the Comptroller and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and a Leverage Capital Ratios of at least 3.0% for the most highly-rated, financially sound banks and at least 4.0% for all other banks. Under the regulations, at December 31, 1997, the Subsidiary Banks had capital ratios as follows:


                        Tier 1                  Total                 Leverage
                     Capital Ratio          Capital Ratio           Capital Ratio
                     -------------          -------------           -------------
Citizens Bank            23.7%                  24.7%                    9.1%

Waskom Bank              29.0%                  29.5%                    9.6%

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

     The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law on August 9, 1989. This legislation included various provisions that affect or may affect the Company, the Delaware BHC and the Subsidiary Banks. Among other things, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA also removed certain crossmarketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Such changes could increase the competition facing the Subsidiary Banks in their service areas. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

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

ITEM 2.  PROPERTIES

THE CITIZENS BANK
-----------------

     The Citizens Bank owns its main banking office and six branch offices. The main office is a two-story, 33,000-square-foot office building located at 201 West Main Street, Henderson, Texas, and is the location where the majority of the Citizens Bank's business is conducted. There is a six-lane drive-in facility located directly behind the Citizens Bank. An automated teller machine ("ATM") is also located in a separate building at this address. The Citizens Bank has five additional ATMs in Henderson, located in a convenience store at 321 State Highway 64 West, in a convenience store at 1414 West Main Street, in the local hospital at 300 Wilson, in a general merchandise store at 2121 Highway 79 South, and in a convenience store located at the traffic star which is the intersection of U.S. Highways 79 and 259 and State Highways 64 and 43.

     The Citizens Bank has six branch offices and one trust office. The Southside branch office is located at 1610 Highway 79 South, Henderson, Texas. The Southside branch office contains approximately 4,200 square feet and has a three-lane drive-in facility. The Overton branch office is located at 307 South Commerce Street, Overton, Texas. The Overton branch has approximately 1,076 square feet, one drive-in lane and one ATM. The Mount Enterprise branch office is located on Highway 84 in Mount Enterprise, Texas. The Mount Enterprise branch facility has approximately 9,000 square feet, a two-lane drive-in facility, and one ATM. The Jefferson branch office is located at 302 East Broadway, Jefferson, Texas. The Jefferson branch office contains approximately 1,600 square feet and one drive-in lane. The Jefferson branch also maintains an ATM located at a convenience store at 105 South Walcott, Jefferson, Texas. The Malakoff branch is located at 115 West Royall Boulevard, Malakoff, Texas. The Malakoff branch facility has approximately 10,000 square feet, a three-lane drive-in facility and one ATM. The Chandler branch office is located at 105 Highway 31 East, Chandler, Texas. The Chandler branch office contains approximately 1,600 square feet, one drive-in lane and an ATM. A speed of service drive-in facility located at 230 Highway 31 East, Chandler, Texas is currently under construction and is currently scheduled to open in June 1998, although no assurances can be made that the facility will open on schedule. The trust office is located at 400 W. Collin Street, Corsicana, Texas. This office is in a leased building that has approximately 4,000 square feet.

THE WASKOM BANK
---------------

     The Waskom Bank owns its sole banking office, which is located at 745 spur 156, Waskom, Texas. The building is a single story, brick building containing approximately 6,000 square feet. One drive in lane is attached to the building and one remote drive in lane is located on the property. Additionally, one drive up ATM is located on the property. The Waskom Bank also maintains an ATM located in a grocery store at Highway 79 North in Bethany, Texas.


     There are no encumbrances on the properties discussed above.



ITEM 3.  LEGAL PROCEEDINGS

     To the knowledge of management of the Company, excepting litigation in the ordinary course of business, there are no material legal proceedings that have been brought or threatened against the Company, the Delaware BHC or the Subsidiary Banks.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A vote of the shareholders of the Company was not taken during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                               MARKET FOR STOCK

     There is no established public market for the shares of the $5.00 par value per share common stock of the Company (the "Company Stock"). The following table shows (i) the high and low sales price for each sale of the common stock of the Company indicated for which the management of the Company had knowledge of the prices involved through March 2, 1998, (ii) the number of such transactions for the periods indicated, and (iii) the total number of shares traded in such transactions. THESE PRICES REFLECT ONLY THE TRANSACTIONS WITH RESPECT TO WHICH MANAGEMENT OF THE COMPANY HAS KNOWLEDGE OF THE PURCHASE PRICE. TRADE PRICES ARE REPORTED ON AN INFORMAL BASIS, AND NO INDEPENDENT VERIFICATION OF THE TRADE PRICES HAS BEEN MADE. THEY ARE THE RESULT OF ISOLATED TRANSACTIONS AND ARE NOT NECESSARILY INDICATIVE OF THE ACTUAL OR MARKET VALUE OF SUCH SECURITIES.

                                                                      Company Stock
                          ----------------------------------------------------------------------------------------
                                                                        NUMBER OF                   NUMBER OF
                                                                       TRANSACTIONS                  SHARES
1998                            LOW                HIGH                REPRESENTED                 REPRESENTED
------------              --------------     --------------     ------------------------     ---------------------
First  Quarter
(Through March
2, 1998)                           -                  -                        -                         -

1997
------------
First Quarter                     $12.00             $12.50                      7                     1,550

Second Quarter                    $12.00             $12.50                     20                    23,700

Third Quarter                     $12.00             $12.00                      1                       400

Fourth Quarter                    $14.50             $14.50                     54                    98,215

1996
------------
First Quarter                     $12.00             $12.00                      3                       732

Second Quarter                    $12.00             $12.00                     10                     4,329

Third Quarter                     $12.00             $12.00                      5                     1,190

Fourth Quarter                    $11.25             $12.00                      4                    30,310

          As of March 2, 1998, there were 413 shareholders of record.

                                 DIVIDENDS

     The Company declared and paid four quarterly dividends on the Company stock during 1997. The Company declared quarterly dividends on the Company stock during 1997 that approximated $341,000 (or $0.16 per share) for the first quarter of 1997, $339,000 (or $0.16 per share) for the second quarter of 1997, $339,000 (or $0.16 per share) for the third quarter of 1997, and $323,000 (or $0.16 per share) for the fourth quarter of 1997. The Company paid four quarterly dividends on the Company stock during 1997. On January 2, 1997 and on March 31, 1997, the Company paid a dividend on the Company stock that approximated $341,000 (or $0.16 per share). On June 30, 1997 the Company paid a dividend on the Company stock that approximated $339,000 (or $0.16 per share). On September 30, 1997 the Company paid a dividend on the Company stock that approximated $339,000 (or $0.16 per share). The amount and timing of future dividend payments will be determined by the Board and will depend upon a number of factors, including the extent of funds legally available therefor and the earnings, business prospects, acquisition opportunities, cash needs, financial condition and regulatory and capital requirements of the Company, the Delaware BHC and the Subsidiary Banks.

     As a bank holding company, the Company's ability to pay dividends depends upon the dividends it receives from the Delaware BHC. Dividends paid by the Delaware BHC will, in turn, depend on the ability of the Subsidiary Banks to pay dividends. The ability of the Subsidiary Banks to pay dividends is restricted by provisions of the National Bank Act, in the case of the Citizens Bank, and the Texas Finance Code, in the case of the Waskom Bank.

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

     Under the Texas Finance Code, the Waskom Bank generally may not pay a dividend reducing its capital and surplus without the prior approval of the Banking Commissioner of the State of Texas. All dividends must be paid out of net profits then on hand, after deducting expenses, including loses and provisions for loan losses. Additionally, under provisions of the Federal Deposit Insurance Act, the FDIC has the right to prohibit the payment of dividends by a bank where such payment is deemed to be an unsafe and unsound banking practice.

     The ability of the Company, the Delaware BHC, and the Subsidiary Banks to pay dividends is also restricted by the requirement that they maintain adequate levels of capital (on a consolidated basis, in the case of the Company and the Delaware BHC) in accordance with guidelines promulgated from time to time by the Comptroller, in the case of the Citizens Bank, the TDB in the case of the Waskom Bank, and the Federal Reserve Board, in the case of the Company and the Delaware BHC. The Comptroller, the Federal Reserve Board and the FDIC have adopted riskbased capital guidelines. Federal Reserve Board guidelines require the Company to maintain a Tier 1 Capital Ratio of at least 4.0%, a Total Capital Ratio of at least 8.0% and a Leverage Capital Ratio of at least 4.0%. The Company's Tier 1 Capital, Total Capital Ratio and Leverage Capital Ratio at December 31, 1997 were 23.8%, 24.7% and 9.0%, respectively, and thus were above the regulatory minimums. See "ITEM 1. BUSINESS -- Supervision and Regulation." The ability of the Company (as a Texas corporation) to pay dividends is restricted by Texas law, which provides that a corporation may pay dividends only out of unreserved and unrestricted earnings surplus of the corporation and is directly tied to the Subsidiary Banks' ability to pay dividends. As of December 31, 1997, neither the Company nor the Subsidiary Banks had entered into any agreement with any regulatory authority requiring the Company or the Subsidiary Banks to maintain higher ratios than regulations normally require.

ITEM 6.  SELECTED FINANCIAL DATA

     Information in response to this requirement is presented on the inside front cover page of the accompanying 1997 Annual Report to Shareholders, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required in response to this item is presented on pages 4 through 24 of the accompanying 1997 Annual Report to Shareholders, which pages are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE ANS QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required in response to this item is presented on pages 12 through 13 of the accompanying 1997 Annual Report to Shareholders, which pages are hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, included on pages 25 through 47 of the accompanying 1997 Annual Report to Shareholders, are hereby incorporated by reference.

     Independent Auditors' Report for the Years ended December 31, 1997, 1996 and 1995.
     Consolidated Balance Sheets - December 31, 1997 and 1996.
     Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995.
     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, 1996 and 1995.
     Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995.
     Notes to Consolidated Financial Statements.


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

     NAME (AGE)                     POSITIONS HELD WITH THE COMPANY
     ----------                     -------------------------------
     E. Landon Alford (62)          Director and Chairman of the Board
     R.M. Ballenger (77)            Director
     Stayton M. Bonner, Jr. (45)    Director
     David J. Burks (74)            Director
     Billy Crawford (73)            Director
     Sheila Gresham (43)            Director
     William A. Hurst (60)          Vice President, Treasurer and
                                     Chief Financial Officer
     James Michael Kangerga (45)    Director
     J. Mark Mann (42)              Director
     Milton S. McGee, Jr. (48)      Director, President and Chief
                                     Executive Officer
     Charles H. Richardson (76)     Director
     Nelwyn Richardson (48)         Secretary
     Rebecca G. Tanner (42)         Chief Accounting Officer
     Tony Wooster (53)              Director
     Alfred Wylie (71)              Director

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

     JAMES M. KANGERGA has served as a director of the Company since November 1990 and as a director of the Citizens Bank since March 1989. He has served on numerous committees of the Citizens Bank Board of Directors since March 1989. Mr. Kangerga also serves as a director of the Waskom Bank and HCB. Mr. Kangerga has been a 50% owner and a real estate broker in Rusk County Investments, Inc. since 1985. He has performed bookkeeping functions for Michael Kangerga and M Kangerga & Bro. since 1980.

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


ITEM 11.  EXECUTIVE COMPENSATION

     Executive officers of the Company receive no compensation from the Company, but are compensated for their services to the Company by the Citizens Bank by virtue of the positions they hold in the Citizens Bank. The total compensation for the periods indicated of Milton S. McGee, Jr., President and Chief Executive Officer of the Company is set forth below. No other executive officer of the Company received during 1997, 1996 or 1995 salary and bonus exceeding $100,000 in the aggregate.

                                 SUMMARY COMPENSATION TABLE


                                                             Annual Compensation/(1)/
                                          ---------------------------------------------------------------
Name and Principal                                                                            All Other
     Position                             Year          Salary/(2)/        Bonus           Compensation/(3)/
------------------                        ----          ---------         --------         -----------------
Milton S. McGee, Jr.                      1997          $165,600           $80,600             $23,238
President and Chief Executive             1996           157,716            74,286              21,734
Officer of the Company, the               1995           149,143            62,907              20,545
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

     Certain officers of the Company, HCB and the Subsidiary Banks receive personal benefits in the form of club memberships, personal vacation and travel expenses. The value of such benefits does not exceed the lesser of $50,000 or 10% of the total compensation reported for any such person.

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

     The Citizens Bank expensed approximately $303,000 to the profit sharing plan in 1997, $281,000 in 1996, and $251,000 in 1995. The Citizens Bank's
contribution during 1997, 1996 and 1995 to the account of Milton S. McGee, Jr. is as follows. Such amounts are included under the column captioned All Other Compensation in the Summary Compensation Table.

Name of Individual
or Number in Group              Contributions of the Citizens Bank
-----------------     ----------------------- -------------------------------
                               1997                1996                1995
                               ----                ----                ----

Milton S. McGee, Jr.         $20,141              $18,920             $17,204
-----------------------------------------------------------------------------

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

     Under the terms of the Severance Agreement, resignation for Good Reason means that McGee resigns from his position(s) with the Company or the Citizens Bank as a result of any of the following: (i) the assignment to McGee without his consent of any duties inconsistent with his positions, duties, responsibilities and status with the Citizens Bank or the Company as in effect immediately before a Change in Control or a detrimental change in his titles or offices as in effect immediately before a Change in Control, or any removal of McGee from or any failure to reelect McGee to any of such positions, except in connection with the termination of his employment for Cause or as a result of his disability or death; (ii) a reduction of McGee's base salary or overall compensation (other than as a result of year to year variations in bonuses or overtime consistent with past practices) without the prior written consent of McGee, which is not remedied within ten (10) calendar days after receipt by the Company of written notice from McGee of such reduction; (iii) a determination by McGee made in good faith that as a result of a Change in Control, he has been rendered unable to carry out, or has been hindered in the performance of, any of the authorities, powers, functions, responsibilities or duties attached to his position with the Company or the Citizens Bank immediately prior to the Change in Control, which situation is not remedied within thirty (30) calendar days after receipt by the Company of written notice from McGee of such determination;
(iv) the Citizens Bank relocates its principal executive offices or requires McGee to have as his principal location of work any location which is in excess of thirty (30) miles from the current location of the Citizens Bank or to travel away from his office in the course of discharging his responsibilities or duties hereunder more than thirty (30) consecutive calendar days or an aggregate of more than ninety (90) calendar days in any consecutive three hundred sixty-five
(365) calendar-day period without, in either case, his prior consent; or (v) failure by the Company to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to McGee, expressly to assume and agree to perform the Severance Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS
----------------------

     At March 2, 1998, the Company had 413 shareholders of record. The following table sets forth information concerning the securities of the Company owned beneficially at such time by each person, group or entity known by the Company to own beneficially more than 5% of the shares of any class of such securities.

AMOUNT AND NATURE
OF BENEFICIAL OWNERSHIP / PERCENT  OF CLASS
OF HENDERSON CITIZENS BANCSHARES INC. COMMON STOCK

Name and Address of              Number and Percent of Shares
Beneficial Owner                 Owned of Company Stock/(1)/
----------------                 ----------------------------
E. Landon Alford                    140,228 / 6.95%/(2)/
P. O. Box 67
Henderson, TX 75653

John R. Alford, Jr.                   165,040 / 8.18%
P. O. Box 5219
Austin, TX 78763

Stayton M. Bonner, Jr.              145,622 / 7.22%/(3)/
P. O. Box 1833
Henderson, TX 75653

Michael Kangerga                      132,978 / 6.59%
102 1/2 E. Main Street
Henderson, TX 75652

Ella Langdon Alford Trust             165,044 / 8.18%
P. O. Box 10
Brixey, MO 65618

Citizens National Bank              132,840 / 6.58%/(4)/
and Stayton M. Bonner, Trustees
P. O. Box 1009
Henderson, TX 75653

/(1)/ Unless otherwise indicated, all shares listed are held of record by the individual indicated with sole power to vote and to dispose of such shares. Percentages are based on 2,017,494 shares outstanding.

/(2)/ Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

/(3)/ Includes 9,698 shares owned by Odyssey Partners LTD. for which Mr. Bonner has voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Citizens Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

/(4)/ The shares are held in three trusts for the benefit of various individuals. Stayton M. Bonner, Jr., a director of the Citizens Bank and the Company, is a beneficiary and co-trustee with the Citizens Bank of one of the trusts, which owns 44,280 shares, or 2.19% of Company Stock. In addition, it appears that Mr. Bonner is also cotrustee with the Citizens Bank (but not a beneficiary) of two such trusts, which own an aggregate of 88,560 shares, or 4.39%, of the Company Stock. The shares held in all three trusts are voted solely by Mr. Bonner.

MANAGEMENT
----------

     The following table sets forth the number of shares of the Company Stock beneficially owned (i) by each director and advisory director of the Company and
(ii) by the directors and executive officers of the Company as a group as of March 2, 1998.

                                             Number and Percent of Shares
             Name                            Owned of Company Stock/(1)/
             ----                            ----------------------------

E. Landon Alford                                 140,228 / 6.95%/(2)/

R. M. Ballenger                                  800 / 0.04%

Stayton M. Bonner, Jr.                           145,622 / 7.22%/(3)/

David J. Burks                                   9,775 / 0.48%

Billy Crawford                                   1,000 / 0.05%

Sheila Gresham                                   6,120 / 0.30%

James M. Kangerga                                9,188 / 0.46%

J. Mark Mann                                     5,710 / 0.28%/(4)/

Milton S. McGee, Jr.                             6,698 / 0.33%/(5)/

Charles H. Richardson                            24,160 / 1.20%/(6)/

Tony Wooster                                     1,800 / 0.09%/(7)/

Alfred Wylie                                     32,764 / 1.62%/(8)/

Directors and executive offic                    383,865/ 19.03%/(9)/
 the Company as a group (12 Persons)


/(1)/ Unless otherwise indicated, all shares listed are held of record by the individual indicated with the sole power to vote and dispose of such shares. Percentages are based on 2,017,494 shares outstanding.

/(2)/ Mr. Alford's wife, Phyllis P. Alford, owns 2,000 of these shares.

/(3)/ A total of 9,698 of these shares are owned by Odyssey Partners LTD. Mr.
      Bonner has sole voting authority for the shares owned by Odyssey Partners LTD. Also includes 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R. F. Shaw, S.M.B., Jr. Living Trust. In addition, Mr. Bonner is also co-trustee with the Citizens Bank of two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares of common stock. The shares of Company Stock held in all three of these trusts ("the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares of common stock held in such trusts are included in the total shares owned by Mr. Bonner.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Subsidiary Banks have had, and are expected to have in the future, banking transactions in the ordinary course of business with certain of the Company's and the Subsidiary Bank's respective directors, executive officers and their "associates." Management of the Company and the Subsidiary Banks believe that all such loans have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See THE COMPANY CONSOLIDATED FINANCIAL STATEMENTS, Footnote 6, reflected on page 37 of the 1997 Annual Report to Shareholders.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of Report.

     1.  Financial Statements

         The consolidated financial statements for 1997, 1996 and 1995 as listed in Item 8 of this report, together with the report of KPMG Peat Marwick LLP dated March 4, 1997, appearing on pages 25 through 47 of the accompanying 1997 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules

         None

     3.  Exhibits

         13.1 Henderson Citizens Bancshares, Inc. 1997 Annual Report to Shareholders.

         21.1  Subsidiaries of registrant.

         27.1  Financial Data Schedule.

(b)  Reports on Form 8 - K.

     There were no reports on Form 8 - K filed during the fourth quarter of 1997.

(c)  See the Exhibit Index attached hereto.

     Management Contracts and Compensation Plans -- The following exhibits listed in the Exhibit Index are identified below in response to Item 14(a)-3 on Form 10-K:

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

                              HENDERSON CITIZENS BANCSHARES, INC.


                              By:  /s/ Milton S. McGee, Jr.
                                   --------------------------------------------
                                    Milton S. McGee, Jr., President
                                    and Chief Executive Officer (Principal
                                    Executive Officer)

                              By:  /s/ William Hurst
                                   --------------------------------------------
                                    William Hurst
                                    Vice President, Treasurer and Chief
                                    Financial Officer (Principal Financial
                                    Officer)

                              By:  /s/ Rebecca Tanner
                                   --------------------------------------------
                                    Rebecca Tanner
                                    Chief Accounting Officer (Principal
                                    Accounting Officer)


Date:  March 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signatures                           Title                         Date
             ----------                           -----                         ----


/s/ E. Landon Alford                    Director and Chairman of           March 18, 1998
--------------------------                      the Board
E. Landon Alford

/s/ Milton S. McGee, Jr.
--------------------------               Director, President and           March 18, 1998
Milton S. McGee, Jr.                     Chief Executive Officer

/s/ R. M. Ballenger                             Director                   March 18, 1998
--------------------------
R. M. Ballenger

/s/ Stayton M. Bonner, Jr.                      Director                   March 18, 1998
--------------------------
Stayton M. Bonner, Jr.

/s/ D. J. Burks                                 Director                   March 18, 1998
--------------------------
D. J. Burks

/s/ Billy Crawford                              Director                   March 18, 1998
--------------------------
Billy Crawford

/s/ Sheila Gresham                              Director                   March 18, 1998
--------------------------
Sheila Gresham


/s/ James Michael Kangerga                      Director                   March 18, 1998
--------------------------
James Michael Kangerga


/s/ J. Mark Mann                                Director                   March 18, 1998
--------------------------
J. Mark Mann


/s/ Charles H. Richardson                       Director                   March 18, 1998
--------------------------
Charles H. Richardson


/s/ Tony Wooster                                Director                   March 18, 1998
--------------------------
Tony Wooster


/s/ Alfred Wylie                                Director                   March 18, 1998
--------------------------
Alfred Wylie

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The following items will be sent to the shareholders of record of the Company on or before March 28, 1998, and copies of such information shall be sent to the Securities and Exchange Commission on or before such time:

     (1) 1997 Annual Report to Shareholders

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

13.1 Henderson Citizens Bancshares, Inc. 1997 Annual Report to Shareholders.

21.1 Subsidiaries of registrant.

27.1 Financial Data Schedule.