Form 10-Q
period 1998-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 1998-05-13
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended: March 31, 1998   Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

        TEXAS                           6712                         75-2371232
----------------------------   ----------------------------  -------------------
(State or other jurisdiction   (Primary Standard Industrial     (I.R.S. Employer
     of incorporation              Classification Code       Identification No.)
     or organization)                   Number)

                      201 WEST MAIN STREET, P.O. BOX 1009
                            HENDERSON, TEXAS  75653
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

                               X        Yes                 No
                          -----------          ----------


At March 31, 1998, 2,017,494 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                     March 31, 1998 and December 31, 1997
                            (dollars in thousands)

                              Assets                                           1998                 1997
                         ---------------                                 --------------       --------------
Cash and due from banks                                                  $        6,632                8,886
Interest-bearing deposits with
     financial institutions                                                      16,167                8,212
Federal funds sold                                                                5,090                5,040
Securities:
   Held-to-maturity, approximate market value of $63,393
     in 1998 and $69,598 in 1997                                                 62,882               69,233
   Available-for-sale                                                           147,276              148,740
                                                                         --------------       --------------
                                                                                210,158              217,973
Loans, net                                                                      109,829              106,061
Premises and equipment, net                                                       5,282                5,209
Accrued interest receivable                                                       3,227                3,311
Other assets                                                                      3,180                3,801
                                                                         --------------       --------------
                                                                         $      359,565              358,493
                                                                         ==============       ==============
                Liabilities and Stockholders' Equity
           ----------------------------------------------
Deposits:
   Demand - non interest-bearing                                                 35,228               32,860
   Interest-bearing transaction accounts                                         75,510               79,810
   Money market and savings                                                      45,605               46,206
   Certificates of deposit and other time deposits                              167,070              163,231
                                                                         --------------       --------------
                      Total deposits                                            323,413              322,107
                                                                         --------------       --------------
Accrued interest payable                                                          1,058                1,105
Notes payable                                                                       444                  844
Other liabilities                                                                   841                1,708
                                                                         --------------       --------------
                                                                                325,756              325,764
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                      --                   --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                            10,800               10,800
   Surplus                                                                        5,400                5,400
   Retained earnings                                                             19,459               18,875
   Accumulated other comprehensive income                                           161                 (335)
                                                                         --------------       --------------
                                                                                 35,820               34,740
    Less treasury stock 142,506 shares at cost                                   (2,011)              (2,011)
                                                                         --------------       --------------
                        Total stockholders' equity                               33,809               32,729
Commitments and contingencies
                                                                         --------------       --------------
                                                                         $      359,565              358,493
                                                                         ==============       ==============
See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                          Three months
                                                                          ended March 31,
                                                                     1998               1997
                                                                -------------     -------------
Interest income:
   Loans                                                        $       2,276             2,095
   Securities
        Taxable - available-for-sale                                    2,198             2,194
        Taxable - held-to-maturity                                        535               734
        Tax-exempt                                                        356               437
   Federal funds sold                                                      80                53
   Interest-bearing deposits with financial institutions                  198               105
                                                                -------------     -------------
          Total interest income                                         5,643             5,618
                                                                -------------     -------------

Interest expense:
   Deposits:
        Transaction accounts                                              491               517
        Money market and savings                                          322               322
        Certificates of deposit and other time deposits                 2,106             2,080
   Other                                                                    7                13
                                                                -------------     -------------
          Total interest expense                                        2,926             2,932
                                                                -------------     -------------

          Net interest income                                           2,717             2,686

Provision for loan losses                                                 129                87
                                                                -------------     -------------
          Net interest income after provision for loan                  2,588             2,599
           losses
                                                                -------------     -------------

Other income:
        Gains (losses) on securities transactions, net                     26               (38)
        Income from fiduciary activities                                  205               138
        Service charges, commissions, and fees                            611               443
        Other                                                             148                75
                                                                -------------     -------------
          Total other income                                              990               618
                                                                -------------     -------------

Other expenses:
        Salaries and employee benefits                                  1,390             1,262
        Occupancy and equipment                                           308               233
        Regulatory assessments                                             34                26
        Other                                                             674               603
                                                                -------------     -------------
          Total other expenses                                          2,406             2,124
                                                                -------------     -------------

          Income before income taxes                                    1,172             1,093

Income tax expense                                                        265               258
                                                                -------------     -------------
               Net income                                       $         907               835
                                                                =============     =============

               Net income per common share                      $        0.45              0.39
                                                                =============     =============

               Average number of shares outstanding                 2,017,494         2,130,300
                                                                =============     =============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                   Three months ended March 31, 1998 and 1997
                (dollars in thousands, except per share amounts)

                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                            Income
                                                                                    --------------------
                                                                                       Net Unrealized
                                                                                       Gain (Losses)
                                                                                       On Securities                      Total
                                        Preferred    Common               Retained       Available       Treasury     Stockholder's
                                          Stock      Stock     Surplus    Earnings        for Sale         Stock          Equity
                                      -----------   -------    -------    --------     --------------    --------     -------------

Balances at December 31, 1996         $        --    10,800      5,400      16,825               (703)       (334)           31,988

     Net income                                --        --         --         835                 --          --               835

     Net change in unrealized
      losses
     on securities available for               --        --         --          --               (217)         --              (217)

      sale

     Cash dividends ($0.16 per                 --        --         --        (341)                --          --              (341)

      share)
                                      -----------   -------    -------    --------     --------------    --------     -------------

Balances at March 31, 1997            $        --    10,800      5,400      17,319               (920)       (334)           32,265
                                      ===========   =======    =======    ========     ==============    ========     =============


Balances at December 31, 1997         $        --    10,800      5,400      18,875               (335)     (2,011)           32,729

     Net income                                --        --         --         907                 --          --               907

     Net change in unrealized gains
     on securities available for               --        --         --          --                496          --               496
      sale

     Cash dividends ($0.16 per                 --        --         --        (323)                --          --              (323)

      share)
                                      -----------   -------    -------    --------     --------------    --------     -------------

Balances at March 31, 1998            $        --    10,800      5,400      19,459                161      (2,011)           33,809
                                      ===========   =======    =======    ========     ==============    ========     =============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                  (unaudited)

                   Three months ended March 31, 1998 and 1997
                             (dollars in thousands)

                                                                                            1998                 1997
                                                                                      --------------       --------------
Operating activities:
     Net income                                                                       $          907                  835
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of premium on securities                                          86                   94
               Net (gains) losses on securities transactions                                     (26)                  38
               Provision for loan losses                                                         129                   87
               Depreciation and amortization                                                     212                  132
               Decrease in accrued interest receivable                                            84                  103
               (Increase) decrease in other assets                                               307                 (192)
               Increase (decrease) in accrued interest payable                                   (47)                  60
               Decrease in other liabilities                                                    (544)                (541)
                                                                                      --------------       --------------
                    Net cash provided by operating activities                                  1,108                  616
                                                                                      --------------       --------------

Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities                      9,183                7,577
     Purchases of held-to-maturity securities                                                 (2,918)              (3,548)
     Proceeds from sales of available-for-sale securities                                      4,977                9,982
     Proceeds from maturities and paydowns of available-for-sale securities                   15,337                2,966
     Purchases of available-for-sale securities                                              (18,063)             (16,100)
     Net increase in loans                                                                    (3,897)                (779)
     Purchases of bank premises and equipment                                                   (236)                (746)
                                                                                      --------------       --------------
                    Net cash provided by (used in) investing activities                        4,383                 (648)
                                                                                      --------------       --------------

Financing activities:
     Net increase (decrease) in deposits                                                       1,306                 (128)
     Payment on notes payable                                                                   (400)                (667)
     Cash dividends paid                                                                        (646)                (341)
                                                                                      --------------       --------------
                    Net cash provided by (used in) financing activities                          260               (1,136)
                                                                                      --------------       --------------

                    Increase (decrease) in cash and cash equivalents                           5,751               (1,168)
Cash and cash equivalents at beginning of period                                              22,138               17,455
                                                                                      --------------       --------------

Cash and cash equivalents at end of period                                            $       27,889               16,287
                                                                                      ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                     $          395                  320
                                                                                      ==============       ==============

Interest paid                                                                         $        2,973                2,872
                                                                                      ==============       ==============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three year period ended December 31, 1997 included in the Company's Form 10-K.

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at March 31, 1998, are summarized as follows (in thousands of dollars):

                                                             Gross           Gross
                                           Amortized      Unrealized      Unrealized       Market
                                              Cost           Gains          Losses          Value
                                         ------------   -------------   ------------    -----------
      U.S. Treasury                      $      7,032              35             (5)         7,062
      U.S. Government agencies                  6,121              20             --          6,141
                                               31,567             481            (34)        32,014
      State and municipal

      Mortgage-backed securities
      and collateralized mortgage
      obligations                              18,162              49            (35)        18,176
                                         ------------   -------------   ------------    -----------
                                         $     62,882             585            (74)        63,393
                                         ------------   -------------   ------------    -----------

      The amortized cost and approximate market values (carrying value) of securities available-for-sale at March 31, 1998, are summarized as follows (in thousands of dollars):

                                                             Gross          Gross
                                           Amortized      Unrealized      Unrealized       Market
                                              Cost           Gains          Losses          Value
                                         ------------   -------------   ------------    -----------
      U.S. Treasury                      $     60,011             536             (4)        60,543
                                               16,462              17            (16)        16,463
      U.S. Government agencies

      Mortgage-backed securities
      and collateralized mortgage
      obligations                              70,182             287           (567)        69,902
                                                  368                                           368
      Other                                                        --             --
                                         ------------   -------------   ------------    -----------
                                         $    147,023             840           (587)       147,276
                                         ------------   -------------   ------------    -----------

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

   The composition of the Company's loan portfolio is as follows (in thousands of dollars):

                                                                    March 31,            December 31,
                                                                      1998                   1997
                                                                --------------       -----------------
               Commercial and industrial                        $       29,846                  28,195
               Real estate mortgage                                     52,838                  49,979
               Installment and other                                    29,130                  29,832
                                                                --------------       -----------------
                         Total                                         111,814                 108,006

               Less:
                  Allowance for loan losses                             (1,398)                 (1,249)
                  Unearned discount                                       (587)                   (696)
                                                                --------------       -----------------

                         Loans, net                             $      109,829                 106,061
                                                                ==============       =================


Changes in the allowance for loan losses for the three months ended March 31, 1998 and 1997 summarized as follows (in thousands of dollars):

                                                                     1998                  1997
                                                                --------------       -----------------
               Balance, January 1                               $        1,249                   1,146
                  Provision charged to operating expense                   129                      87
                  Loans charged off                                        (31)                   (143)
                  Recoveries on loans                                       51                      15
                                                                --------------       -----------------

               Balance, March 31                                $        1,398                   1,105
                                                                ==============       =================



(4)   TOTAL COMPREHENSIVE INCOME
      --------------------------

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts which were previously recorded directly in stockholders' equity. For the three-month period ended March 31, 1998 and 1997, other comprehensive income amounts included in total comprehensive income consisted only of net unrealized gains (losses) on securities available for sale, net of income taxes. Total comprehensive income for the three-month period ended March 31, 1998 and 1997, were $1,403,000 and $618,000, respectively.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


The following discussion and analysis of the financial condition and results of operations of the Company and its primary bank subsidiaries, Citizens National Bank, Henderson, Texas, and First State Bank, Waskom, Texas, should be read in conjunction with the financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Results of Operations
---------------------

Net income for the first three months of 1998 increased to $907,000 compared to $835,000 for the same period in 1997. The increase was primarily caused by an increase in non-interest income. During the first three months of 1998, net interest income increased due to increased loan demand. The Company made a provision of $129,000 to the allowance for loan losses during the first three months of 1998. A provision of $87,000 was made for loan losses during the same period in 1997. The Company experienced a gain on securities transactions totaling approximately $26,000 in the first three months of 1998 compared to losses of $38,000 in the first three months of 1997. Other income, excluding gains on securities transactions, for the first three months of 1998 was $964,000 compared to $656,000 for the same period in 1997 due to increased volume and the establishment of a trust office in Corsicana, Texas on March 24, 1997. Total other expenses for the first three months of 1998 were $2,407,000 compared to $2,124,000 for the same period in 1997. Income tax expense for the first three months of 1998 and 1997 was $265,000 and $258,000, respectively.

MERGER
------

Citizens National Bank and First State Bank have filed an application with the Comptroller for prior approval to merge First State Bank with and into Citizens National Bank under the charter and title of Citizens National Bank (the "merger"). The sole banking office of First State Bank will be operated as a full-service branch of Citizens National Bank upon completion of the merger. It is not anticipated that the merger will result in any diminution of products and services currently available to customers of First State Bank or Citizens National Bank. It is anticipated, however, that the merger will generate certain operational efficiencies by operating under one bank charter rather than two separate charters regulated by different regulatory authorities.

It is anticipated that the merger will be completed during the third quarter of 1998, although no assurance can be given that the merger will be completed or that such timetable will be met.

NET INTEREST INCOME
-------------------

For the three months ended March 31, 1998, net interest income was $2,717,000 compared to $2,686,000 for the first three months of 1997. The increase is the result of continued loan growth.

PROVISION FOR LOAN LOSSES
-------------------------

During the first three months of 1998, the Company increased its allowance for loan losses through a provision of $129,000. The Company increased its allowance for loan losses during the same period of 1997 by $87,000. The Company experienced net recoveries of $20,000 in the first three months of 1998 compared to net charge offs of $128,000 in the same period in 1997.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

OTHER INCOME AND EXPENSES
-------------------------

Non-interest income, excluding securities gains (losses), was $964,000 for the first three months of 1998 as compared to $656,000 in the first three months of 1997. This increase is due to increases in service charges and volumes as well as an increase in trust revenues due to the establishment of a trust office in Corsicana, Texas on March 24, 1997. The Company experienced gains on securities transactions for the first three months of 1998 of $26,000 that compares to losses on securities transactions for the first three months of 1997 of $38,000. Other expenses for the three-month period ended March 31, 1998 were $2,407,000 compared to $2,124,000 during the same period in 1997. The increase in other expenses is due to increases in general salaries and benefits, and occupancy and equipment due to remodeling of the main bank facility in Henderson, Texas.

INCOME TAXES
------------

Income tax expense for the first three months of 1998 was $265,000, compared to $258,000 in the same period in 1997. The effective tax rate for the first three months of 1998 and 1997, respectively, was 22.6% and 23.6%. This effective rate is less than the statutory rate primarily because of tax-free income provided from state and municipal bonds, leases and obligations. As these tax-free investments, leases, and obligations mature and are replaced, the effective tax rate is expected to increase.

FINANCIAL CONDITION
-------------------

The Company's total assets at March 31, 1998 of $359,565,000 increased from the total assets at December 31, 1997 of $358,493,000. Total deposits were $323,413,000 at March 31, 1998, compared to the December 31, 1997 total of $322,107,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.4% at March 31, 1998, compared to 9.2% at December 31, 1997. The risk-based Tier I and Tier II capital ratios and the leverage ratio of Citizens National Bank amounted to 23.9%, 25.0%, and 9.1%, respectively at March 31, 1998 compared to 23.7%, 24.7%, and 9.1%, respectively, at December 31, 1997. At March 31, 1998, First State Bank had Tier I and Tier II capital ratios and a leverage ratio of 24.4%, 24.9%, and 9.2%, respectively, compared to 27.5%, 28.0%, and 9.1%, respectively at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31 1998, the Company's cash and cash equivalents of $27,889,000 increased from the December 31, 1997 amount of $22,138,000. The Company's stockholders' equity of $33,809,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders are reflected in the increase in undivided profits from 1997.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses at March 31, 1998 and December 31, 1997 was 1.25% and 1.16% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at March 31, 1998 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                        For the Three Months Ended
                                                                                  March 31,
                                                                         1998                       1997
                                                                  ---------------             --------------
Balance at beginning of period                                    $         1,249                      1,146
Charge-offs:
          Commercial, financial, and agricultural                               1                         55
          Real estate-mortgage                                                 --                          1
          Installment loans to individuals                                     30                         87
                                                                  ---------------             --------------
                                                                               31                        143
Recoveries:
          Commercial, financial, and agricultural                              29                          3
          Installment loans to individuals                                     22                         12
                                                                               51                         15
                                                                  ---------------             --------------

Net charge-offs (recoveries)                                                  (20)                       128
                                                                  ---------------             --------------
Additions charged to operations                                               129                         87
                                                                  ---------------             --------------
Balance at end of period                                          $         1,398                      1,105
                                                                  ===============             ==============
Ratio of net charge-offs during the period to average
          Loans outstanding during the period                                (.02%)                      .13%
                                                                  ===============             ==============

NON ACCRUAL, PAST DUE AND RESTRUCTURED LOANS
--------------------------------------------

The Company's policy is to discontinue the accrual of interest income on loans whenever it is determined that reasonable doubt exists with respect to timely collectibility of interest and principal. Loans are placed on nonaccrual status if either material deterioration occurs in the financial position of the borrower, payment in full of interest or principal is not anticipated, payment in full of interest or principal is past due 90 days or more unless well secured, payment in full of interest or principal on a loan is past due 180 days or more, regardless of collateral, or the loan in whole or in part is classified as doubtful. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, interest is no longer accrued or included in interest income and previously accrued income is reversed.


The following is a summary of the Company's problem loans as of March 31, 1998 and 1997.


                                                        At March 31,
                                                   1998               1997
                                             --------------     --------------
                                                    (dollars in thousands)

Nonaccrual loans                             $          167                152
Restructured loans                                       --                 --
Other impaired loans                                     --                 --
Other real estate                                       185                151
                                             --------------     --------------
          Total nonperforming loans                     352                303
                                             ==============     ==============

Loans past due 90+ days and still accruing               47                 60
                                             ==============     ==============

Other potential problem loans                            --                 --
                                             ==============     ==============

Income that would have been recorded in
          accordance with original terms                  2                  3
Less income actually recorded                            --                 --
                                             --------------     --------------
Loss of income                               $            2                  3
                                             ==============     ==============


CONCENTRATION OF CREDIT RISK
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 47.5% at March 31, 1998) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.


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


Item 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Company since December 31, 1997.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

   None


Item 2.  Changes in Securities and Use of Proceeds

   None


Item 3.  Defaults Upon Senior Securities

   None


Item 4.  Submission of Matters to a Vote of Security Holders

   On April 14, 1998, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year:

   E. Landon Alford    James M. Kangerga
   R. Max Ballenger    J. Mark Mann
   Stayton M. Bonner   Milton S. McGee, Jr.
   David J. Burks      Charles H. Richardson
   Billy Crawford      Tony Wooster
   Sheila Gresham      Alfred Wylie

   The ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company was also voted upon.

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on form 8-K.

   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.


Date:  May 11, 1998                   By:  /s/ Milton S. McGee, Jr.
       -------------------                 ----------------------------
                                           Milton S. McGee, Jr., CPA
                                           President



Date:  May 11, 1998                   By:  /s/ Rebecca G. Tanner
       -------------------                 ----------------------------
                                           Rebecca G. Tanner, CPA
                                           Chief Accounting Officer