Form 10-Q
period 1998-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 1998-08-13
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended: June 30, 1998   Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

     TEXAS                           6712                        75-2371232
-----------------              -----------------               --------------
(State or other                (Primary Standard               (IRS Employer
jurisdiction of                   Industrial                   Identification
incorporation or                Classification                      No.)
organization)                    Code Number)


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


At June 30, 1998, 2,017,474 shares of Common Stock, $5.00 par value, were outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                      June 30, 1998 and December 31, 1997
                 (dollars in thousands, except share amounts)

                              Assets                                           1998                 1997
                             -------                                     --------------       --------------
Cash and due from banks                                                  $        6,913                8,886
Interest-bearing deposits with
     other financial institutions                                                 4,976                8,212
Federal funds sold                                                                4,050                5,040
Securities:
   Held-to-maturity, approximate market value of $66,568
     in 1998 and $69,598 in 1997                                                 65,988               69,233
   Available-for-sale                                                           142,408              148,740
                                                                         --------------       --------------
                                                                                208,396              217,973
Loans, net                                                                      113,723              106,061
Premises and equipment, net                                                       5,369                5,209
Accrued interest receivable                                                       3,441                3,311

Other assets                                                                      3,221                3,801
                                                                         --------------       --------------
                                                                         $      350,089              358,493
                                                                         ==============       ==============
                Liabilities and Stockholders' Equity
                ------------------------------------
Deposits:
   Demand - noninterest-bearing                                                  37,642               32,860
   Interest-bearing transaction accounts                                         70,897               79,810
   Money market and savings                                                      44,922               46,206
   Certificates of deposit and other time deposits                              160,420              163,231
                                                                         --------------       --------------
                      Total deposits                                            313,881              322,107
Accrued interest payable                                                          1,083                1,105
Notes payable                                                                       444                  844
Other liabilities                                                                   445                1,708
                                                                         --------------       --------------
                                                                                315,853              325,764
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                      --                   --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                            10,800               10,800
   Surplus                                                                        5,400                5,400
   Retained earnings                                                             19,978               18,875
   Accumulated other comprehensive income                                            69                 (335)
                                                                         --------------       --------------
                                                                                 36,247               34,740
  Less treasury stock, 142,526 shares in 1998 and 142,506 shares                 (2,011)              (2,011)
        in 1997, at cost
                                                                         --------------       --------------
                        Total stockholders' equity                               34,236               32,729
Commitments and contingencies
                                                                         --------------       --------------
                                                                         $      350,089              358,493
                                                                         ==============       ==============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)


                                                                           Three months                       Six months
                                                                          ended June 30,                    ended June 30,
                                                                -------------------------------   -------------------------------
                                                                     1998               1997           1998               1997
                                                                -------------     -------------   -------------     -------------
Interest income:
   Loans                                                        $       2,382             2,129           4,658             4,224
   Securities
        Taxable - available-for-sale                                    2,129             2,336           4,327             4,530
        Taxable - held-to-maturity                                        463               592             998             1,326
        Tax-exempt                                                        387               462             743               899
   Federal funds sold                                                     111                33             191                86
   Interest-bearing deposits with other financial                         113                53             311               158
    institutions
                                                                -------------     -------------   -------------     -------------
          Total interest income                                         5,585             5,605          11,228            11,223
                                                                -------------     -------------   -------------     -------------

Interest expense:
   Deposits:
        Transaction accounts                                              474               473             965               990
        Money market and savings                                          320               317             642               639
        Certificates of deposit and other time deposits                 2,084             2,112           4,190             4,192
   Other                                                                    8                13              15                26
                                                                -------------     -------------   -------------     -------------
          Total interest expense                                        2,886             2,915           5,812             5,847
                                                                -------------     -------------   -------------     -------------

          Net interest income                                           2,699             2,690           5,416             5,376

Provision for loan losses                                                 164                83             293               170
                                                                -------------     -------------   -------------     -------------
          Net interest income after provision for loan
           losses                                                       2,535             2,607           5,123             5,206
                                                                -------------     -------------   -------------     -------------

Other income:
        Gains (losses) on securities transactions, net                     40               (26)             66               (64)
        Income from fiduciary activities                                  200               150             405               288
        Service charges, commissions, and fees                            796               449           1,407               892
        Other                                                             139                83             287               158
                                                                -------------     -------------   -------------     -------------
          Total other income                                            1,175               656           2,165             1,274
                                                                -------------     -------------   -------------     -------------

Other expenses:
        Salaries and employee benefits                                  1,536             1,404           2,926             2,666
        Occupancy and equipment                                           330               253             638               486
        Regulatory assessments                                             30                34              64                60
        Other                                                             756               632           1,430             1,235
                                                                -------------     -------------   -------------     -------------
          Total other expenses                                          2,652             2,323           5,058             4,447
                                                                -------------     -------------   -------------     -------------

          Income before income taxes                                    1,058               940           2,230             2,033

Income tax expense                                                        217               204             482               462
                                                                -------------     -------------   -------------     -------------
               Net income                                       $         841               736           1,748             1,571
                                                                =============     =============   =============     =============

               Basic net income per common share                $        0.42              0.35            0.87              0.74
                                                                =============     =============   =============     =============

               Average number of shares outstanding                 2,017,478         2,121,640       2,017,486         2,125,946
                                                                =============     =============   =============     =============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                    Six months ended June 30, 1998 and 1997
               (dollars in thousands, except per share amounts)


                                                                                      Accumulated
                                                                                         Other
                                                                                     Comprehensive
                                                                                        Income
                                                                                    --------------
                                                                                    Net Unrealized
                                                                                    Gains (Losses)
                                                                                     on Securities                  Total
                                      Preferred    Common               Retained       Available     Treasury   Stockholders'
                                        Stock      Stock     Surplus    Earnings       For Sale        Stock        Equity
                                    -----------   -------   --------   ---------   ---------------   --------   -------------

Balances at December 31, 1996       $        --    10,800      5,400      16,825              (703)      (334)         31,988

     Net income                              --        --         --       1,571                --         --           1,571

     Net change in unrealized
     losses on securities
     available for sale                      --        --         --          --              (121)        --            (121)


     Cash dividends ($.32 per
     share)                                  --        --         --        (679)               --         --            (679)

     Purchase of 14,220 shares of
     treasury stock                          --        --         --          --                --       (172)           (172)
                                    -----------   -------   --------   ---------   ---------------   --------   -------------

Balances at June 30, 1997           $        --    10,800      5,400      17,717              (824)      (506)         32,587
                                    ===========   =======   ========   =========   ===============   ========   =============

Balances at December 31, 1997       $        --    10,800      5,400      18,875              (335)    (2,011)         32,729

     Net income                              --        --         --       1,748                --         --           1,748

     Net change in unrealized gains
     on securities available for
     sale                                    --        --         --          --               404         --             404

     Cash dividends ($.32 per
     share)                                  --        --         --        (645)               --         --            (645)
                                    -----------   -------   --------   ---------   ---------------   --------   -------------

Balances at June 30, 1998           $        --    10,800      5,400      19,978                69     (2,011)         34,236
                                    ===========   =======   ========   =========   ===============   ========   =============

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (unaudited)

                    Six months ended June 30, 1998 and 1997
                            (dollars in thousands)

                                                                                            1998                 1997
                                                                                      --------------       --------------
Operating activities:
     Net income                                                                       $        1,748                1,571
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of premium on securities                                         206                  190
               Net (gains) losses on securities transactions, net                                (66)                  64
               Provision for loan losses                                                         293                  170
               Depreciation and amortization                                                     500                  296
               (Increase) decrease in accrued interest receivable                               (130)                  46
               (Increase) decrease in other assets                                               407                 (775)
               Increase (decrease) in accrued interest payable                                   (22)                 442
               Decrease in other liabilities                                                  (1,149)                (374)
                                                                                      --------------       --------------
                    Net cash provided by operating activities                                  1,787                1,630
                                                                                      --------------       --------------

Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities                     11,857               11,568
     Purchases of held-to-maturity securities                                                 (8,756)              (5,130)
     Proceeds from sales of available-for-sale securities                                     10,017               14,958
     Proceeds from maturities and paydowns of available-for-sale securities                   24,987                5,757
     Purchases of available-for-sale securities                                             ( 28,055)             (19,705)
     Net increase in loans                                                                    (7,955)              (1,490)
     Purchases of bank premises and equipment                                                   (487)              (1,247)
                                                                                      --------------       --------------
                    Net cash provided by investing activities                                  1,608                4,711
                                                                                      --------------       --------------

Financing activities:
     Net decrease in deposits                                                                 (8,226)              (7,650)
     Payment on notes payable                                                                   (400)                (667)
     Cash dividends paid                                                                        (968)                (679)
     Purchase of treasury stock                                                                   --                 (172)
                                                                                      --------------       --------------
                    Net cash used in financing activities                                     (9,594)              (9,168)
                                                                                      --------------       --------------

                    Decrease in cash and cash equivalents                                     (6,199)              (2,827)
Cash and cash equivalents at beginning of period                                              22,138               17,455
                                                                                      --------------       --------------

Cash and cash equivalents at end of period                                            $       15,939               14,628
                                                                                      ==============       ==============

Supplemental disclosures of cash flow activities:
Income taxes paid, net of refunds                                                     $          740                  590
                                                                                      ==============       ==============

Interest paid                                                                         $        5,834                5,405
                                                                                      ==============       ==============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1998
(1)  BASIS OF PRESENTATION
     ---------------------

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

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at June 30, 1998, are summarized as follows (in thousands of dollars):

                                                                 Gross             Gross
                                             Amortized        Unrealized        Unrealized            Market
                                               Cost              Gains            Losses              Value
                                          -------------     -------------    --------------      --------------
     U.S. Treasury                        $       7,026                23                (7)              7,042

     U.S. Government agencies                     6,102                15                --               6,117

     State and municipal                         36,560               582               (58)             37,084

     Mortgage-backed securities
       and collateralized mortgage
       obligations                               16,300                35               (20)             16,315
                                          -------------     -------------    --------------      --------------
                                          $      65,988               655               (85)             66,558
                                          -------------     -------------    --------------      --------------

     The amortized cost and approximate market values (carrying value) of securities available- for-sale at June 30, 1998, are summarized as follows (in thousands of dollars):

                                                                 Gross            Gross
                                            Amortized         Unrealized       Unrealized             Market
                                               Cost              Gains            Losses              Value
                                          -------------     -------------    --------------      --------------
     U.S. Treasury                        $      60,072               292                (9)             60,355

     U.S. Government agencies                    13,463                 9               (36)             13,436

     Mortgage-backed securities
      and collateralized mortgage
      obligations                                68,400               317              (468)             68,249

     Other                                          368                --                --                 368
                                          -------------     -------------    --------------      --------------
                                          $     142,303               618              (513)            142,408
                                          -------------     -------------    --------------      --------------

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1998

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):


                                                                    June 30,             December 31,
                                                                      1998                   1997
                                                                --------------       -----------------
               Commercial and industrial                        $       30,029                  28,195
               Real estate mortgage                                     55,689                  49,979
               Installment and other                                    30,001                  29,832
                                                                --------------       -----------------
                         Total                                         115,719                 108,006

               Less:
                  Allowance for loan losses                             (1,513)                 (1,249)
                  Unearned discount                                       (483)                   (696)
                                                                --------------       -----------------

                         Loans, net                             $      113,723                 106,061
                                                                ==============       =================


     Changes in the allowance for loan losses for the six months ended June 30, 1998 and 1997 are summarized as follows (in thousands of dollars):


                                                                      1998                   1997
                                                                --------------       -----------------
               Balance, January 1                               $        1,249                   1,146
                  Provision charged to operating expense                   293                     170
                  Loans charged off                                       (126)                   (176)
                  Recoveries on loans                                       97                      56
                                                                --------------       -----------------

               Balance, June 30                                 $        1,513                   1,196
                                                                ==============       =================


(4)  TOTAL COMPREHENSIVE INCOME
     --------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts that were previously recorded directly in stockholders' equity. For the six-month periods ended June 30, 1998 and 1997, other comprehensive income amounts included in total comprehensive income consisted only of net unrealized gains (losses) on securities available for sale, net of income taxes. Total comprehensive income for the six-month periods ended June 30, 1998 and 1997, were $2,152,000 and $1,450,000, respectively.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


The following discussion and analysis of the financial condition and results of operations of the Company and its primary bank subsidiaries, Citizens National Bank, Henderson, Texas, and First State Bank, Waskom, Texas, should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Results of Operations
---------------------

Net income for the first six months of 1998 increased to $1,748,000 compared to $1,571,000 for the same period in 1997. The increase was primarily caused by an increase in non-interest income. During the first six months of 1998, net interest income increased slightly due to heightened loan demand although loan and deposit interest rates generally remained unchanged. The Company made a provision of $293,000 to the allowance for loan losses during the first six months of 1998. A provision of $170,000 was made for loan losses during the same period in 1997. The Company experienced a gain on securities transactions totaling approximately $66,000 in the first six months of 1998 compared to losses of $64,000 in the first six months of 1997. Other income, excluding gains on securities transactions, for the first six months of 1998 was $2,099,000 compared to $1,338,000 for the same period in 1997 due primarily to an increase in insufficient funds fee income as a result of the initiation of a new deposit program in March 1998 and the establishment of a trust office in Corsicana, Texas in March 1997. Total other expenses for the first six months of 1998 were $5,058,000 compared to $4,447,000 for the same period in 1997. Income tax expense for the first six months of 1998 and 1997 was $482,000 and $462,000, respectively.

PROPOSED ACQUISITION
--------------------

In May 1998, the Company agreed to acquire certain assets and assume certain liabilities of Jefferson National Bank, Jefferson, Texas, for a purchase price of $6,500,000. The acquisition of Jefferson National Bank will result in an approximate increase in total assets of the Company of $32,977,000, total loans of $7,779,000, and total deposits of $29,599,000, and will be accounted for using the purchase method of accounting.

It is anticipated that the proposed acquisition will be completed, subject to regulatory approvals, during the fourth quarter of 1998, although no assurance can be given that the acquisition will be completed or that such timetable will be met. The acquisition is expected to be funded through internal sources.

MERGER OF FIRST STATE BANK WASKOM
---------------------------------

Citizens National Bank and First State Bank filed an application with the Comptroller for approval to merge First State Bank with and into Citizens National Bank under the charter and title of Citizens National Bank (the "merger"). The sole banking office of First State Bank is now being operated as a full-service branch of Citizens National Bank since completion of the merger on July 23, 1998. It is not anticipated that the merger will result in any diminution of products and services currently available to customers of First State Bank or Citizens National Bank. It is anticipated, however, that the merger will generate certain operational efficiencies by operating under one bank charter rather than two separate charters regulated by different regulatory authorities.

NET INTEREST INCOME
-------------------

For the six months ended June 30, 1998, net interest income was $5,416,000 compared to $5,376,000 for the first six months of 1997. The slight increase is primarily the result of continued loan growth as loan and deposit interest rates generally remained unchanged.

Net interest income for the three-month period ended June 30, 1998 was $2,699,000 compared to $2,690,000 in 1997. The increase in 1998 is the same as the reasons noted above for the six-month period.

PROVISION FOR LOAN LOSSES
-------------------------

During the first six months of 1998, the Company increased its allowance for loan losses through a provision of $293,000. The Company increased its allowance for loan losses during the same period of 1997 by $170,000. The increase is primarily due to an estimate for potential overdraft charge-offs that may result from the insufficient funds fee program initiated in March 1998.

The Company experienced net charge-offs of $29,000 in the first six months of 1998 compared to net charge-offs of $120,000 in the same period in 1997.

For the three-month period ended June 30, 1998, the Company increased its allowance through a provision of $164,000. The Company increased its allowance for loan losses during the same period in 1997 by $83,000.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

OTHER INCOME AND EXPENSES
-------------------------

Non-interest income, excluding securities gains/losses, was $2,099,000 for the first six months of 1998 as compared to $1,338,000 in the first six months of 1997. This increase is due to increases in service charges through the initiation of an insufficient funds fee program in March 1998, as well as an increase in trust revenues due to the establishment of a trust office in Corsicana, Texas in March 1997. The Company experienced gains on securities transactions for the first six months of 1998 of $66,000 compared to losses on securities transactions for the first six months of 1997 of $64,000. Other expenses for the six-month period ended June 30, 1998 were $5,058,000 compared to $4,447,000 during the same period in 1997. The increase in other expenses is due to increases in general salaries and benefits, and occupancy and equipment due to remodeling of the main bank facility in Henderson, Texas.

For the three months ended June 30, 1998, non-interest income, excluding securities losses was $1,135,000 compared to $682,000 for the same period in 1997, with the majority of the increase due to insufficient funds fee income. The Company experienced gains on securities transactions in the three months ended June 30, 1998 of approximately $40,000 compared to losses on securities transactions of $26,000 for the three months ended June 30, 1997.

INCOME TAXES
------------

Income tax expense for the first six months of 1998 was $482,000, compared to $462,000 in the same period in 1997. The effective tax rate for the first six months of 1998 and 1997, respectively, was 21.6% and 22.7%. This effective rate is less than the statutory rate primarily because of tax-free income provided from state and municipal bonds, leases and obligations. As these tax-free investments, leases, and obligations mature and are replaced, the effective income tax rate is expected to increase.

Income tax expense for the three-month periods ended June 30, 1998 and June 30, 1997 were $217,000 and $204,000 respectively.

FINANCIAL CONDITION
-------------------

The Company's total assets at June 30, 1998 of $350,089,000 decreased from the total assets at December 31, 1997 of $358,493,000. Total deposits were $313,881,000 at June 30, 1998, compared to the December 31, 1997 total of $322,107,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.7% at June 30, 1998, compared to 9.2% at December 31, 1997. The risk-based Tier I and Tier II capital ratios and the leverage ratio of Citizens National Bank amounted to 24.4%, 25.6%, and 9.2%, respectively at June 30, 1998 compared to 23.7%, 24.7%, and 9.1%, respectively, at December 31, 1997. At June 30, 1998, First State Bank had Tier I and Tier II capital ratios and a leverage ratio of 21.3%, 21.9%, and 8.9%, respectively, compared to 27.5%, 28.0%, and 9.1%, respectively at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, the Company's cash and cash equivalents of $15,939,000 decreased from the December 31, 1997 amount of $22,138,000. The Company's stockholders' equity of $34,236,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders are reflected in the increase in undivided profits from 1997.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses at June 30, 1998 and December 31,1997 was 1.31% and 1.16% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at June 30, 1998 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                           For the Six Months Ended
                                                                                   June 30,
                                                                        1998                      1997
                                                                  ---------------           --------------
Balance at beginning of period                                    $         1,249                    1,146
Charge-offs:
          Commercial, financial, and agricultural                               7                       57
          Real estate-mortgage                                                 --                        1
          Installment loans to individuals                                    119                      118
                                                                  ---------------           --------------
                                                                              126                      176
Recoveries:
          Commercial, financial, and agricultural                              38                       32
          Installment loans to individuals                                     59                       24
                                                                  ---------------           --------------
                                                                               97                       56
                                                                  ---------------           --------------

Net charge-offs                                                                29                      120
                                                                  ---------------           --------------
Additions charged to operations                                               293                      170
                                                                  ---------------           --------------
Balance at end of period                                          $         1,513                    1,196
                                                                  ===============           ==============
Ratio of net charge-offs during
          the period to average loans outstanding
          during the period                                                    --                      .10%
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

The following is a summary of the Company's problem loans as of June 30, 1998 and 1997.


                                                                               At June 30,
                                                                         1998               1997
                                                                   --------------     --------------
                                                                         (dollars in thousands)

Nonaccrual loans                                                   $          162                 92
Restructured loans                                                             --                 --
Other impaired loans                                                           --                 --
Other real estate                                                             184                175
                                                                   --------------     --------------
          Total non-performing loans                                          346                267
                                                                   ==============     ==============

Loans past due 90+ days and still accruing                                     30                 18
                                                                   ==============     ==============

Other potential problem loans                                                  --                 --
                                                                   ==============     ==============

Income that would have been recorded in
          accordance with original terms                                        5                  5
Less income actually recorded                                                  --                 --
                                                                   --------------     --------------
Loss of income                                                     $            5                  5
                                                                   ==============     ==============


CONCENTRATION OF CREDIT RISK
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 48.5% at June 30, 1998) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.

NEW EMPLOYEE BENEFIT PLANS
--------------------------

In June 1998, the Company established a non-qualified deferred compensation plan and performance and retention plan for certain select management employees of the Company. Contributions by the Company are at the discretion of the Board of Directors and generally provide vesting over five years. As of June 30, 1998, no awards have been granted.

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Statement will be effective for the Company in the fiscal year ending in 2000. Due to the level of use of derivatives of the Company, the effect of implementation of this new pronouncement is not expected to have a significant effect on the financial position or results of operations of the Company.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that the costs of start-up activities, including organizational costs, be expensed as incurred. SOP 98-5, effective for fiscal years beginning after December 15, 1998, requires initial application to be recorded as of the beginning of the fiscal year in which the SOP is first adopted and is reported as the cumulative effect of a change in accounting principle. Although certain capitalized costs will be effected, the effect of implementation of this new pronouncement is not expected to have a significant effect on the financial condition or results of operations of the Company.


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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.


Date: August 11, 1998                   By:  /s/ Milton S. McGee, Jr.
      ---------------------                  -----------------------------------
                                             Milton S. McGee, Jr., CPA
                                             President




Date: August 11, 1998                   By:  /s/ Rebecca G. Tanner
      ---------------------                  -----------------------------------
                                             Rebecca G. Tanner, CPA
                                             Chief Accounting Officer