Form 10-Q
period 1998-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 1998-11-12
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 1998      Commission file number:  33-42286


                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

         TEXAS                          6712                    75-2371232
--------------------------   ---------------------------   ---------------------
     (State or other             (Primary Standard            (IRS Employer
     jurisdiction of          Industrial Classification    Identification No.)
      incorporation                  Code Number)
     or organization)


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

                               X        Yes           No
                          -----------        ------


At September 30, 1998, 2,016,874 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                   September 30, 1998 and December 31, 1997
                 (dollars in thousands, except share amounts)


                                                                               1998                 1997
                              Assets                                     --------------       --------------
                              ------
Cash and due from banks                                                  $        7,381                8,886
Interest-bearing deposits with
     other financial institutions                                                 7,885                8,212
Federal funds sold                                                                6,245                5,040
Securities:
   Held-to-maturity, approximate market value of $66,125
     in 1998 and $69,598 in 1997                                                 64,955               69,233
   Available-for-sale                                                           133,258              148,740
                                                                         --------------       --------------
                                                                                198,213              217,973
Loans, net                                                                      120,040              106,061
Premises and equipment, net                                                       5,549                5,209
Accrued interest receivable                                                       3,165                3,311
Other assets                                                                      3,414                3,801
                                                                         --------------       --------------
                                                                         $      351,892              358,493
                                                                         ==============       ==============

                        Liabilities and Stockholders' Equity
                        ------------------------------------
Deposits:
   Demand - noninterest-bearing                                                  37,557               32,860
   Interest-bearing transaction accounts                                         70,743               79,810
   Money market and savings                                                      43,811               46,206
   Certificates of deposit and other time deposits                              161,948              163,231
                                                                         --------------       --------------
                      Total deposits                                            314,059              322,107
Accrued interest payable                                                          1,083                1,105
Notes payable                                                                       444                  844
Other liabilities                                                                   909                1,708
                                                                         --------------       --------------
                                                                                316,495              325,764
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                      --                   --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                            10,800               10,800
   Surplus                                                                        5,400                5,400
   Retained earnings                                                             20,663               18,875
   Accumulated other comprehensive income                                           554                 (335)
                                                                         --------------       --------------
                                                                                 37,417               34,740
  Less treasury stock, 143,126 shares in 1998 and 142,506 shares
        in 1997, at cost                                                         (2,020)              (2,011)
                                                                         --------------       --------------
                        Total stockholders' equity                               35,397               32,729
Commitments and contingencies
                                                                         --------------       --------------
                                                                         $      351,892              358,493
                                                                         ==============       ==============
See accompanying notes to consolidated financial statements.

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                                         Three months                         Nine months
                                                                      ended September 30,                  ended September 30,
                                                                --------------------------------     -------------------------------

                                                                     1998               1997              1998               1997
                                                                -------------     --------------     -------------     -------------

Interest income:
   Loans                                                        $       2,470              2,163             7,128             6,387

   Securities
        Taxable - available-for-sale                                    2,032              2,204             6,359             6,734
        Taxable - held-to-maturity                                        409                623             1,407             1,949
        Tax-exempt                                                        436                468             1,179             1,367
   Federal funds sold                                                      60                 33               251               119
   Interest-bearing deposits with other financial                         109                 55               420               213
    institutions
                                                                -------------     --------------     -------------     -------------
          Total interest income                                         5,516              5,546            16,744            16,769
                                                                -------------     --------------     -------------     -------------

Interest expense:
   Deposits:
        Transaction accounts                                              449                453             1,414             1,443
        Money market and savings                                          309                316               951               955
        Certificates of deposit and other time deposits                 2,069              2,073             6,259             6,265
   Other                                                                   10                 14                25                40
                                                                -------------     --------------     -------------     -------------
          Total interest expense                                        2,837              2,856             8,649             8,703
                                                                -------------     --------------     -------------     -------------

          Net interest income                                           2,679              2,690             8,095             8,066

Provision for loan losses                                                 165                 83               458               253
                                                                -------------     --------------     -------------     -------------
          Net interest income after provision for loan
           losses                                                       2,514              2,607             7,637             7,813
                                                                -------------     --------------     -------------     -------------

Other income:
        Gains (losses) on securities transactions, net                    216                 27               282              (37)
        Income from fiduciary activities                                  197                156               602               444
        Service charges, commissions, and fees                            802                509             2,209             1,401
        Other                                                             134                 91               421               249
                                                                -------------     --------------     -------------     -------------
          Total other income                                            1,349                783             3,514             2,057
                                                                -------------     --------------     -------------     -------------

Other expenses:
        Salaries and employee benefits                                  1,448              1,339             4,374             4,005
        Occupancy and equipment                                           362                266             1,000               752
        Regulatory assessments                                             38                 33               102                93
        Other                                                             745                648             2,175             1,883
                                                                -------------     --------------     -------------     -------------
          Total other expenses                                          2,593              2,286             7,651             6,733
                                                                -------------     --------------     -------------     -------------

          Income before income taxes                                    1,270              1,104             3,500             3,137

Income tax expense                                                        262                252               744               714
                                                                -------------     --------------     -------------     -------------
               Net income                                       $       1,008                852             2,756             2,423
                                                                =============     ==============     =============     =============

               Basic net income per common share                $         .50               0.40              1.37              1.14
                                                                =============     ==============     =============     =============

               Average number of shares outstanding                 2,017,198          2,115,871         2,017,390         2,122,551
                                                                =============     ==============     =============     =============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                 Nine months ended September 30, 1998 and 1997
          (dollars in thousands, except share and per share amounts)

                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                           Income
                                                                                     -------------------
                                                                                       Net Unrealized
                                                                                       Gains (Losses)
                                                                                        on Securities                      Total
                                        Preferred    Common               Retained        Available       Treasury     Stockholders'
                                          Stock      Stock     Surplus    Earnings        For Sale          Stock          Equity
                                      -----------  --------   ---------   --------   -------------------  ----------   -------------
Balances at December 31, 1996         $        --    10,800      5,400      16,825               (703)        (334)          31,988

     Net income                                --        --         --       2,423                 --           --            2,423

     Net change in unrealized
      losses on securities
      available for sale                       --        --         --          --                261           --              261

     Cash dividends ($.48 per
      share)                                   --        --         --      (1,017)                --           --           (1,017)

     Purchase of 14,620 shares of
      treasury stock                           --        --         --          --                 --         (177)            (177)
                                      -----------  --------   ---------   --------   ----------------     ----------   -------------
Balances at September 30, 1997        $        --    10,800      5,400      18,231               (442)        (511)          33,478
                                      ===========  ========   =========   ========   ================     ==========   =============


Balances at December 31, 1997         $        --    10,800      5,400      18,875               (335)      (2,011)          32,729

     Net income                                --        --         --       2,756                 --           --            2,756

     Net change in unrealized gains
     on securities available for
      sale                                     --        --         --          --                889           --              889

     Cash dividends ($.48 per
      share)                                   --        --         --        (968)                --           --             (968)

      Purchase of 620 shares of
      treasury stock                           --        --         --          --                 --           (9)              (9)
                                      -----------  --------   ---------   --------   ----------------     ----------   -------------
Balances at September 30, 1998        $        --    10,800      5,400      20,663                554       (2,020)          35,397
                                      ===========  ========   =========   ========   ================     ==========   =============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (unaudited)

                 Nine months ended September 30, 1998 and 1997
                            (dollars in thousands)

                                                                                            1998                 1997
                                                                                      --------------       --------------
Operating activities:
     Net income                                                                       $        2,756                2,423
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of premium on securities                                         327                  273
               Net (gains) losses on securities transactions, net                               (282)                  37
               Provision for loan losses                                                         458                  253
               Depreciation and amortization                                                     783                  453
               Decrease in accrued interest receivable                                           146                  115
               Increase in other assets                                                          (98)                (543)
               Increase (decrease) in accrued interest payable                                   (22)                 188
               Decrease in other liabilities                                                    (762)                (712)
                                                                                      --------------       --------------
                    Net cash provided by operating activities                                  3,306                2,487
                                                                                      --------------       --------------

Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities                     19,458               16,425
     Purchases of held-to-maturity securities                                                (15,390)              (6,126)
     Proceeds from sales of available-for-sale securities                                     31,323               20,823
     Proceeds from maturities and paydowns of available-for-sale securities                   36,511                8,368
     Purchases of available-for-sale securities                                             ( 50,839)             (24,692)
     Net increase in loans                                                                   (14,437)              (3,840)
     Purchases of bank premises and equipment                                                   (811)              (1,693)
                                                                                      --------------       --------------
                    Net cash provided by investing activities                                  5,815                9,265
                                                                                      --------------       --------------

Financing activities:
     Net decrease in deposits                                                                 (8,048)             (11,272)
     Payment on notes payable                                                                   (400)                (667)
     Cash dividends paid                                                                      (1,291)              (1,017)
     Purchase of treasury stock                                                                   (9)                (177)
                                                                                      --------------       --------------
                    Net cash used in financing activities                                     (9,748)             (13,133)
                                                                                      --------------       --------------

                    Decrease in cash and cash equivalents                                       (627)              (1,381)
Cash and cash equivalents at beginning of period                                              22,138               17,455
                                                                                      --------------       --------------

Cash and cash equivalents at end of period                                            $       21,511               16,074
                                                                                      ==============       ==============

Supplemental disclosures of cash flow activities:
Income taxes paid, net of refunds                                                     $          970                  865
                                                                                      ==============       ==============

Interest paid                                                                         $        8,671                8,515
                                                                                      ==============       ==============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1998
(1)  BASIS OF PRESENTATION
     ---------------------

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

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at September 30, 1998, are summarized as follows (in thousands of dollars):

                                                                 Gross             Gross
                                             Amortized        Unrealized        Unrealized            Market
                                               Cost              Gains            Losses              Value
                                          -------------     -------------    --------------      --------------
U.S. Treasury                             $       7,020                20                --               7,040
U.S. Government agencies                          3,083                20                --               3,103
State and municipal                              40,563             1,001               (20)             41,544
Mortgage-backed securities
 and collateralized mortgage
 obligations                                     14,289               151                (2)             14,438
                                          -------------     -------------    --------------      --------------
                                          $      64,955             1,192               (22)             66,125
                                          -------------     -------------    --------------      --------------

     The amortized cost and approximate market values (carrying value) of securities available- for-sale at September 30, 1998, are summarized as follows (in thousands of dollars):

                                                                 Gross            Gross
                                            Amortized         Unrealized       Unrealized             Market
                                               Cost              Gains            Losses              Value
                                          -------------     -------------    --------------      --------------
U.S. Treasury                             $      49,673               825                --              50,498
U.S. Government agencies                         17,465                80                (1)             17,544
Mortgage-backed securities
 and collateralized mortgage
 obligations                                     64,913               279              (343)             64,849
  Other                                             367                --                --                 367
                                          -------------     -------------    --------------      --------------
                                          $     132,418             1,184              (344)            133,258
                                          -------------     -------------    --------------      --------------

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1998

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars):


                                                                    September 30,            December 31,
                                                                        1998                     1997
                                                                ------------------       -----------------
               Commercial and industrial                        $           30,848                  28,195
               Real estate mortgage                                         60,717                  49,979
               Installment and other                                        30,473                  29,832
                                                                ------------------       -----------------
                         Total                                             122,038                 108,006

               Less:
                  Allowance for loan losses                                 (1,535)                 (1,249)
                  Unearned discount                                           (463)                   (696)
                                                                ------------------       -----------------
                         Loans, net                             $          120,040                 106,061
                                                                ==================       =================

     Changes in the allowance for loan losses for the nine months ended September 30, 1998 and 1997 are summarized as follows (in thousands of dollars):

                                                                       1998                    1997
                                                                ------------------       -----------------
               Balance, January 1                               $            1,249                   1,146
                  Provision charged to operating expense                       458                     253
                  Loans charged off                                           (328)                   (261)
                  Recoveries on loans                                          156                      88
                                                                ------------------       -----------------
               Balance, September 30                            $            1,535                   1,226
                                                                ==================       =================

(4)  TOTAL COMPREHENSIVE INCOME
     --------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that an entity include in total comprehensive income certain amounts that were previously recorded directly in stockholders' equity. For the nine-month periods ended September 30, 1998 and 1997, other comprehensive income amounts included in total comprehensive income consisted only of net unrealized gains (losses) on securities available for sale, net of income taxes. Total comprehensive income for the nine-month periods ended September 30, 1998 and 1997, were $3,645,000 and $2,684,000, respectively and for the three-month periods ended September 30, 1998 and 1997, were $1,493,000 and 1,234,000, respectively.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


The following discussion and analysis of the financial condition and results of operations of the Company and its primary bank subsidiary, Citizens National Bank, Henderson, Texas, should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Results of Operations
---------------------

Net income for the first nine months of 1998 increased to $2,756,000 compared to $2,423,000 for the same period in 1997. The increase was primarily caused by an increase in non-interest income. During the first nine months of 1998, net interest income increased slightly due to increased loan demand although loan and deposit interest rates generally remained unchanged. The Company made a provision of $458,000 to the allowance for loan losses during the first nine months of 1998. A provision of $253,000 was made for loan losses during the same period in 1997. The Company experienced a gain on securities transactions totaling approximately $282,000 in the first nine months of 1998 compared to losses of $37,000 in the first nine months of 1997. Other income, excluding gains on securities transactions, for the first nine months of 1998 was $3,232,000 compared to $2,094,000 for the same period in 1997 due primarily to an increase in insufficient funds fee income as a result of the initiation of a new deposit program in March 1998 and the establishment of a trust office in Corsicana, Texas in March 1997. Total other expenses for the first nine months of 1998 were $7,651,000 compared to $6,733,000 for the same period in 1997. Income tax expense for the first nine months of 1998 and 1997 was $744,000 and $714,000, respectively.

PROPOSED ACQUISITION
--------------------

In May 1998, the Company agreed to acquire certain assets and assume certain liabilities of Jefferson National Bank, Jefferson, Texas, for a purchase price of $6,150,200. The acquisition of Jefferson National Bank will result in an increase in total assets of the Company of approximately $32,977,000, total loans of approximately $7,779,000, and total deposits of approximately $29,599,000, and will be accounted for using the purchase method of accounting.

It is anticipated that the proposed acquisition will be completed, subject to regulatory approvals, during the fourth quarter of 1998, although no assurance can be given that the acquisition will be completed or that such timetable will be met. The acquisition is expected to be funded through internal sources.

MERGER OF FIRST STATE BANK WASKOM
---------------------------------

The sole banking office of First State Bank, Waskom, Texas, previously a wholly owned subsidiary but separate bank charter, is now being operated as a full-service branch of Citizens National Bank since completion of the merger on July 23, 1998. It is not anticipated that the merger will result in any diminution of products and services currently available to customers of First State Bank or Citizens National Bank. It is anticipated, however, that the merger will generate certain operational efficiencies by operating under one bank charter rather than two separate charters regulated by different regulatory authorities.

NET INTEREST INCOME
-------------------

For the nine months ended September 30, 1998, net interest income was $8,095,000 compared to $8,066,000 for the first nine months of 1997. The slight increase is primarily the result of continued loan growth. Loan and deposit interest rates generally remained unchanged.

Net interest income for the three-month period ended September 30, 1998 was relatively unchanged at $2,679,000 compared to $2,690,000 in 1997.

PROVISION FOR LOAN LOSSES
-------------------------

During the first nine months of 1998, the Company increased its allowance for loan losses through a provision of $458,000. The Company increased its allowance for loan losses during the same period of 1997 by $253,000. The increase is primarily due to an estimate for potential overdraft charge-offs that may result from the insufficient funds fee program initiated in March 1998.

The Company experienced net charge-offs of $172,000 in the first nine months of 1998 compared to net charge-offs of $173,000 in the same period in 1997.

For the three-month period ended September 30, 1998, the Company increased its allowance through a provision of $165,000. The Company increased its allowance for loan losses during the same period in 1997 by $83,000.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

OTHER INCOME AND EXPENSES
-------------------------

Non-interest income, excluding securities gains/losses, was $3,232,000 for the first nine months of 1998 as compared to $2,094,000 in the first nine months of 1997. This increase is due to increases in service charges primarily through the initiation of an insufficient funds fee program in March 1998, as well as an increase in trust revenues due to the establishment of a trust office in Corsicana, Texas in March 1997. The Company experienced net gains on securities transactions for the first nine months of 1998 of $282,000 compared to net losses on securities transactions for the first nine months of 1997 of $37,000. Other expenses for the nine-month period ended September 30, 1998 were $7,651,000 compared to $6,733,000 during the same period in 1997. The increase in other expenses is due to increases in general salaries and benefits, and occupancy and equipment due to remodeling of the main bank facility in Henderson, Texas.

For the three months ended September 30, 1998, non-interest income, excluding securities losses was $1,133,000 compared to $756,000 for the same period in 1997, with the majority of the increase due to insufficient funds fee income. The Company experienced net gains on securities transactions in the three months ended September 30, 1998 of approximately $216,000 compared to net gains on securities transactions of $27,000 for the three months ended September 30, 1997.

INCOME TAXES
------------

Income tax expense for the first nine months of 1998 was $744,000, compared to $714,000 in the same period in 1997. The effective tax rate for the first nine months of 1998 and 1997, respectively, was 21.3% and 22.8%. This effective rate is less than the statutory rate primarily because of tax-free income provided from state and municipal bonds, leases and obligations. As these tax-free investments, leases, and obligations mature and are replaced, the effective income tax rate is expected to increase.

Income tax expense for the three-month periods ended September 30, 1998 and September 30, 1997 were $262,000 and $252,000 respectively.

FINANCIAL CONDITION
-------------------

The Company's total assets at September 30, 1998 of $351,892,000 decreased from the total assets at December 31, 1997 of $358,493,000. Total deposits were $314,059,000 at September 30, 1998, compared to the December 31, 1997 total of $322,107,000. These slight decreases are primarily seasonal fluctuations. The Company's loan portfolio grew 13.2% to $120,040,000 at September 30, 1998, up from $106,061,000 at December 31, 1997, due to a significant increase in real estate loans. The increase in real estate loans was primarily due to the availability of home equity loans combined with the addition of a loan production office in Corsicana, Texas.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.9% at September 30, 1998, compared to 9.2% at December 31, 1997. The risk-based Tier I and Tier II capital ratios and the leverage ratio of Citizens National Bank amounted to 23.2%, 24.3%, and 9.7%, respectively at September 30, 1998 compared to 23.7%, 24.7%, and 9.1%, respectively, at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, the Company's cash and cash equivalents of $21,511,000 decreased slightly from the December 31, 1997 amount of $22,138,000. The Company's stockholders' equity at September 30, 1998, of $35,397,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders are reflected in the increase in undivided profits from 1997.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses at September 30, 1998 and December 31, 1997 was 1.26% and 1.16% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at September 30, 1998 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                         1998                      1997
                                                                  ---------------            --------------
Balance at beginning of period                                    $         1,249                     1,146
Charge-offs:
          Commercial, financial, and agricultural                              25                        57
          Real estate-mortgage                                                 --                         1
          Installment loans to individuals                                    303                       203
                                                                  ---------------            --------------
                                                                              328                       261
Recoveries:
          Commercial, financial, and agricultural                              54                        41
          Installment loans to individuals                                    102                        47
                                                                  ---------------            --------------
                                                                              156                        88
                                                                  ---------------            --------------
Net charge-offs                                                              (172)                     (173)
                                                                  ---------------            --------------
Additions charged to operations                                               458                       253
                                                                  ---------------            --------------
Balance at end of period                                          $         1,535                     1,226
                                                                  ===============            ==============
Ratio of net charge-offs during
          the period to average loans outstanding
          during the period                                                   .14%                      .16%
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

The following is a summary of the Company's problem loans as of September 30, 1998 and 1997.

                                                                            At September 30,
                                                                         1998               1997
                                                                   --------------     --------------
                                                                         (dollars in thousands)
Nonaccrual loans                                                   $          149                 88
Restructured loans                                                             --                 --
Other impaired loans                                                           --                 --
Other real estate                                                              --                150
                                                                   --------------     --------------
          Total non-performing loans                                          149                238
                                                                   ==============     ==============
Loans past due 90+ days and still accruing                                    182                 44
                                                                   ==============     ==============
Other potential problem loans                                                  --                 --
                                                                   ==============     ==============

Income that would have been recorded in
          accordance with original terms                                        7                  6
Less income actually recorded                                                  --                 --
                                                                   --------------     --------------
Loss of income                                                     $            7                  6
                                                                   ==============     ==============


CONCENTRATION OF CREDIT RISK
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 49.8% at September 30, 1998) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.

NEW EMPLOYEE BENEFIT PLANS
--------------------------

In June 1998, the Company established a non-qualified deferred compensation plan and performance and retention plan for certain select management employees of the Company. Contributions by the Company are at the discretion of the Board of Directors and generally provide vesting over five years. As of September 30, 1998, no awards have been granted.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 79% of the total comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. Treasury holdings are currently positioned in a ladder structure. Three-year treasury bonds are purchased quarterly, held for two years, then sold with one year left to maturity to take advantage of the slope in the yield curve. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

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

Prepayment risk is the risk of borrowers paying off their loans sooner than expected in a falling rate environment by either refinancing or curtailment. Extension risk is the risk that the underlying pool of loans will not exhibit the expected prepayment speeds thus resulting in a longer average life and slower cash flows than anticipated at purchase. Interest rate risk is based on the sensitivity of yields on assets that change in a different time period or in a different proportion from that of current market interest rates. Changes in average life due to prepayments and changes in interest rates in general will cause the market value of MBS and CMOs to fluctuate.

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. Floating rate securities make up 75% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons are a relatively small portion of the portfolio.

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

YEAR 2000
---------

The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all systems to recognize the date change from December 31, 1999 to January 1, 2000 and, like other companies, has assessed and is repairing its computer applications and business processes to provide for
their continued functionality.   Efforts to address and resolve this issue are
continuing, including a process of inventory, scoping and analysis, modification, testing and certification, and implementation. An assessment of the readiness of external entities with which the Company interfaces, such as vendors, customers, payment systems, and others, is also ongoing. Currently, the Company is in the process of developing a contingency plan should its current Year 2000 plans not be successful and anticipates completion of this plan in the fourth quarter of 1998.

A major portion of the costs associated with correcting Year 2000 deficiencies will be met from existing resources through a reprioritization of technology development initiatives, with the remainder representing incremental costs. The Company estimates that it will incur costs for testing of computer applications and purchases of certain new hardware and software. Certain of these hardware improvements would have been made regardless of the Year 2000 issues based on the Company's history of technology upgrades. It is anticipated that the Company will be Year 2000 compliant by early 1999. The Company does not expect that the related overall costs of Year 2000 issues will have a significant effect on the financial condition or results of operations of the Company.

Words or phrases when used in this Form 10-Q or other filings with the Securities and Exchange Commission, such as "does not expect" and "anticipates", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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



                                 HENDERSON CITIZENS BANCSHARES, INC.


Date: November 9, 1998              By:  /s/ Milton S. McGee, Jr.
      ----------------                   ------------------------------
                                         Milton S. McGee, Jr., CPA
                                         President




Date: November 9, 1998              By:  /s/ Rebecca G. Tanner
      ----------------                   ----------------------------
                                         Rebecca G. Tanner, CPA
                                         Chief Accounting Officer