Form 10-K405
period 1998-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 1999-03-30
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended: December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to ________

                        Commission File Number 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

           Texas                                         75-2371232
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

201 West Main Street, P.O. Box 1009                         75653
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the price of the voting stock in the most recent sale transaction, which occurred on February 13, 1999, was $16,830,774. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Further, the shares of registrant held in trust by Citizens National Bank, Henderson, Texas, are assumed to be held by an affiliate of the registrant. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of the registrant's common stock, as of March 1, 1999: 2,016,074.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts II and III. With the exception of such specific references as appear in this report, the 1998 Annual Report to Shareholders is not deemed filed as part of this report. (Index to Exhibits is located on page 27.)

                                     PART I

ITEM 1.  BUSINESS

The Company
-----------

     Henderson Citizens Bancshares, Inc. (the "Company") was incorporated as a Texas corporation on November 13, 1990 and is a second-tier bank holding company, owning one hundred percent (100%) of the issued and outstanding shares of the common stock of Henderson Citizens Delaware Bancshares, Inc. (the "Delaware BHC"), a Delaware corporation, and one hundred percent (100%) of the issued and outstanding shares of the common stock of Waskom Bancshares, Inc, a Texas corporation. The Company organized the Delaware BHC on December 27, 1991. Waskom Bancshares, Inc. is an inactive shell corporation.

     The Company also indirectly owns one hundred percent (100%) of the issued and outstanding shares of the $5.00 par value per share common stock (the "Citizens Bank Stock") of Citizens National Bank, Henderson, Texas (the "Citizens Bank").

     The Company's primary activity is to provide assistance to the Delaware BHC and the Citizens Bank in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to the Delaware BHC and the Citizens Bank. The Delaware BHC and the Citizens Bank operate under the day-to-day management of their own officers, and each entities' individual boards of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of the Delaware BHC and the Citizens Bank. See "ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The Company conducts no activity other than the operation of the Delaware BHC and, indirectly, the Citizens Bank. The Company derives its revenues primarily from the operation of the Citizens Bank in the form of dividends paid from the Citizens Bank to the Delaware BHC and by the Delaware BHC to the Company. In addition, the Company may receive tax benefits from any future losses of the Citizens Bank.

     Neither the Company nor the Delaware BHC engage in any nonbanking activities at this time. If, in the future, the Company proposes to engage in any nonbanking activities through these corporations, it would be restricted to those nonbanking activities permitted under guidelines of the Board of Governors
of the Federal Reserve System (the "Federal Reserve Board").   As of December
31, 1998, the Company had, on a consolidated basis, total assets of approximately $386,919,000, total deposits of approximately $345,720,000, total loans, (net of unearned discount and allowance for loan losses) of approximately $129,263,000 and total stockholders' equity of approximately $35,911,000.

The Delaware BHC
----------------

     The Delaware BHC is a wholly-owned subsidiary of the Company, organized in 1991 under the laws of the State of Delaware for the purpose of becoming an
intermediate bank holding company.   The Delaware BHC owns 1,080,000 shares
(100%) of the issued and outstanding Citizens Bank Stock.

     The primary purpose of the Delaware BHC is to limit the Texas franchise tax liability of the Company. The Delaware BHC does not conduct any operations other than providing assistance to the Citizens Bank and will derive its revenues primarily from the operation of the Citizens Bank in the form of dividends.

Recent Developments
-------------------

     On September 17, 1996, the Company completed its acquisition of all of the issued and outstanding stock of Waskom Bancshares, Inc. and its majority-owned subsidiary, the First State Bank Waskom, Texas (the "Waskom Bank"). The Company acquired approximately 93% of the stock of Waskom Bancshares, Inc. pursuant to the terms of a Stock Purchase Agreement, dated as of May 24, 1996. The Company acquired the remaining shares of Waskom Bancshares, Inc. and the minority interest of the Waskom Bank not owned by Waskom Bancshares, Inc. pursuant to the terms of Stock Purchase Agreements between the Company and each of the holders representing a minority interest in Waskom Bancshares, Inc. and the Waskom Bank. Such stock was acquired for cash, and the aggregate purchase price of $3,463,000 was funded with a combination of notes and cash. The stock of the Waskom Bank directly and indirectly acquired by the Company through the acquisition of Waskom Bancshares, Inc. was thereafter contributed to the Delaware BHC. Waskom Bancshares, Inc. is an inactive subsidiary of the Company. As described elsewhere herein, the Company has merged the Waskom Bank with and into the Citizens Bank, which affiliate merger was completed during the third quarter of 1998.

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

     During 1997, the Company purchased 14,620 shares of its common stock from five shareholders at an average cost of $12.06 per share. These privately negotiated transactions all occurred prior to the Company's tender offer (see below). The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

     On October 15, 1997, the Company initiated a tender offer to all of its shareholders to purchase an aggregate of 140,000 shares of the Company's common stock (representing approximately 6.6% of such outstanding shares) at a price of $14.50 per share. The tender offer, as extended, expired on November 20, 1997. Fifty-two shareholders of the Company tendered a total of 98,186 shares of common stock in the tender offer, representing an aggregate purchase price of $1,423,697 plus related expenses of approximately $77,000. The purchase of shares appropriately tendered and accepted for purchase by the Company was funded entirely from internal resources and no debt was incurred in connection with the transaction. In accordance with applicable law, on the date that the tender offer materials were first mailed to the Company's shareholders, the Company filed with the Securities and Exchange Commission an Issuer Tender Offer Statement on Schedule 13E-4 describing the terms of the tender offer.

     On March 30, 1998, the Citizens Bank and the Waskom Bank filed an application with the Comptroller of the Currency to merge the Waskom Bank with and into the Citizens Bank under the charter and title of the latter (the "Affiliate Merger"). The Affiliate Merger was thereafter approved by the Comptroller of the Currency and became effective on July 23, 1998.

     On December 11, 1998, the Citizens Bank completed its acquisition of Jefferson National Bank by merger with and into the Citizens Bank. The Citizens Bank acquired certain assets and assumed certain liabilities of Jefferson National Bank for a purchase price of $6,150,200 that was funded with a combination of notes and cash.

     During 1998, the Company purchased 1,120 shares of its common stock from four shareholders at an average cost of $14.50 per share. These privately negotiated transactions all occurred after expiration of the tender offer (see above). The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

The Citizens Bank
-----------------

     General.
     -------

     The Citizens Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Office of the Comptroller of the Currency (the "Comptroller") and was originally located at 101 East Main Street, Henderson, Texas. In 1973, the Citizens Bank moved to its current location at 201 West Main Street. The Citizens Bank operates branch offices in Henderson, Overton, Mount Enterprise, Jefferson, Malakoff, Chandler, and Waskom, Texas. On March 24, 1997, the Citizens Bank opened a trust office in Corsicana, Texas. The Citizens Bank opened a loan production office at the Corsicana, Texas location in March of 1998. At December 31, 1998, the Citizens Bank had approximately $386,907,000 in assets, $346,541,000 in deposits, $129,263,000 in loans (net of unearned discount and allowance for loan losses), and $35,869,000 in shareholder's equity. The Citizens Bank is regulated and supervised by the Comptroller.

     Services.  The Citizens Bank is a full service bank offering a variety of
     --------
services to satisfy the needs of the consumer and commercial customers in the areas it serves. The Citizens Bank offer most types of loans, including commercial, agribusiness, credit card, consumer, mortgage, home equity, and real estate loans. The Citizens Bank also provide a wide range of consumer banking services, including savings and checking accounts, Master Money debit card, various savings programs, individual retirement accounts, safe deposit boxes, and automated teller machines. The Citizens Bank also offers trust services and automated clearinghouse payroll services. In 1992, the Citizens Bank began offering a wide array of investment products, such as annuities, mutual funds and discount brokerage services, to its customers. In 1994, the Citizens Bank began offering a 24 hour automated telephone account inquiry system, which was complemented in late 1995 by a loan by phone automated system. In January 1994, the Citizens Bank began a Community Development Corporation ("CDC"), which is a subsidiary of the bank, and offers affordable housing to lower income persons in Rusk County. In May 1996, the CDC was approved to make loans in Marion and Henderson Counties.

     Saturday drive up banking has been offered at the Malakoff location since its acquisition in 1994. Saturday drive up banking has been offered in Henderson at the Southside branch since November 1995 and Saturday full service banking has been offered since April 1998. At the Chandler branch, Saturday drive up banking has been offered since April 1996 and full service Saturday banking has been offered since April 1998. Saturday drive up banking and full service banking has been offered by the Waskom branch since September 1998 and by the Jefferson branch since February 1999.

     Competition.  The Citizens Bank serves a large portion of the East Texas
     -----------
area with offices in Henderson, Overton, and Mount Enterprise, which includes Rusk County, Jefferson, which includes Marion County, Malakoff and Chandler, which includes Henderson County, Waskom which includes Harrison County and Corsicana, which includes Navarro County. The activities in which the Citizens Bank engages are competitive. Each engaged activity involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. In addition to competing with other commercial banks within and outside their primary service areas, the Citizens Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds and securities brokers. The Citizens Bank also competes with suppliers of equipment in furnishing equipment financing and leasing services.

     Year 2000.  The Year 2000 ("Y2K") issue relates to the fact that many
     ---------
computer systems, hardware and software, use a two digit field for the year. The concern is that on January 1, 2000, a computer system may incorrectly interpret the year 2000 as 1900 causing various mathematical calculations to be wrong.

     Since 1996, the Company has been actively preparing for the entry to the year 2000 in an effort to minimize the impact of the Y2K issue to the Company and its customers. The Company established a Y2K committee headed by a senior member of the staff. The Y2K committee reviewed a list of the Company's equipment that might be affected by any glitch caused by the date rollover to the year 2000 and developed a plan to test all mission critical systems and remediate if necessary.

     All information technology systems, such as the main computer system, check sorter, LAN & WAN networks, ATMs, PCs and core system software, will be tested by March 31, 1999. By mid March 1999, the testing of these systems was substantially complete and all systems have either tested compliant or the appropriate upgrade and enhancement has been installed to remediate the identified problem. Additional testing will be performed by June 30,1999 to provide an added comfort level that all systems are ready to operate in the new millenium.

     All the non-information technology systems, including security systems, vaults, elevators and HVAC systems, have been listed and will be tested by June 30, 1999. Like the information technology systems, all of the systems reviewed and tested to this point have been found to be Y2K compliant or an upgrade or enhancement has been added to remediate the identified problem.

     The Company has also assessed the Y2K risks related to outside companies and businesses with whom it relies to provide service to the Company's customers. Two of the primary concerns are electrical and telephone service. Representatives of the Company have been in contact with the various companies that provide these services in each of its locations and believe, based on representations given by third parties, that they will be able to provide continuous service to the Company in the new millennium. As the Company has become more reliant on its information technology system, the installation of a diesel generator to provide backup electrical power to the main bank location has been approved. The generator has been purchased and is scheduled to be operational by June 30, 1999.

     The third principal Y2K concern is the Company's correspondent relationship with the Federal Reserve Bank for the transmission of electronic funds and wire transfers. Testing with the Federal Reserve has been completed and all tests have been completed as Y2K compliant. The Company also maintains accounts with several major correspondent banks that could be used as alternate source for wire transfers and clearing checks.

  The cost of replacing non-compliant Y2K hardware and software in 1998 was approximately $57,000. This does not include the purchase of a check sorter and a phone system for the main bank at a cost of approximately $220,000 since these items were targeted for replacement before it was determined that they were not Y2K compliant. The $57,000 does include the salary of a person who was hired in mid year of 1998 to assist with the testing for Y2K, but does not include salary expense for the personnel that were already on staff. In 1999, the Company anticipates spending approximately $25,000 on systems and testing related to Y2K.

     The impact of the Y2K issues on the Company will depend not only on the corrective steps the Company takes, but will also depend on the way governmental agencies and other businesses react. Notwithstanding the Company's best efforts, there can be no assurance that all customers and third party vendors with whom the Company conducts business will adequately address their Y2K issues. With this in mind, the bank is developing contingency plans for implementation in the event a significant third party vendor does not adequately address the Y2K issues. These plans primarily involve using backup sites, alternate vendors or internal remediation.

     The Company has questioned various loan and deposit customers regarding their Y2K readiness and related issues to anticipate how the liquidity of the bank may be affected. The primary concerns of the Company are the concern depositors may have and how much additional cash will be required to be in the vaults to fund liquidity needs of depositors. The Company has established credit lines at several large correspondents in an abundance of caution. The Company has reviewed its larger loan commitments to assess the Company's potential exposure to any of its borrower's lack of Y2K readiness. This credit risk will be used in calculating the provision for loan loss.

  The Company has attempted to address all known Y2K issues in a timely and correct manner. Despite the Company's best efforts to accurately plan for the Year 2000, the results could vary from these estimates if the bank has unforeseen difficulties in a mission critical system and its ultimate remediation

     Environmental Compliance.  There are several federal and state statutes
     ------------------------
that govern the rights and obligations of financial institutions with respect to environmental issues. Besides being directly liable under these statutes for its own conduct, a bank may also be held liable under certain circumstances for actions of borrowers or other third parties on property that is collateral for a loan held by the bank. Such potential liability under the environmental statutes may far exceed the original amount of a loan made by the bank secured by the property. Currently, the Citizens Bank is not a party to any pending legal proceedings under any environmental statute, nor is the Company aware of any instances that may give rise to such liability of the Citizens Bank.

     Employees.  At December 31, 1998, the Citizens Bank employed approximately
     ---------
168 full-time and 21 part-time employees.

     Affiliate Merger.   As previously described, during the third quarter of
     ----------------
1998, the Waskom Bank merged with and into the Citizens Bank under the charter and title of the Citizens Bank. The sole banking office of the former Waskom Bank is now operated as a full-service branch of the Citizens Bank


     Supervision and Regulation
     --------------------------

     The following discussion of the regulatory environment under which bank holding companies and banks operate is intended only to provide the reader with a summary of some of the more material regulatory constraints upon the operation of bank holding companies and banks and does not purport to be a complete discussion of all regulatory constraints.

     Bank Holding Company Regulation.  Both the Company and the Delaware BHC are
     -------------------------------
registered bank holding companies under the Bank Holding Company Act of 1956 as amended (the "Bank Holding Company Act") and are therefore subject to regulation and examination by the Federal Reserve Board. The Federal Reserve Board has broad oversight authority with respect to many aspects of the activities, operations and expansion of bank holding companies. For example, the Federal Reserve Board must grant prior approval of (i) certain acquisitions of banks or thrifts by bank holding companies; (ii) the engagement by bank holding companies or their subsidiaries in certain activities that are deemed to be closely related to banking; and (iii) transactions regarding the transfer of ownership of a bank holding company's stock that constitute a "change in bank control" under the provisions of the Change in Bank Control Act of 1978.

     In addition, bank holding companies are required to file annual and other reports with, and furnish information regarding its business to, the Federal Reserve Board. The Federal Reserve Board has available to it several administrative remedies including cease-and-desist powers over parent holding companies and nonbanking subsidiaries where the actions of such companies would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve Board also has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies.

     Federal banking law provides that the Company and the Delaware BHC are able to acquire or establish banks in any state of the United States. However, the board of directors of the Company and the Delaware BHC do not at this time have any plans to acquire or establish banks whether within the State of Texas or elsewhere.

     The Comptroller, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC") have adopted risk-based capital guidelines which took effect on December 31, 1990. These guidelines set forth the calculation of banks and bank holding companies' capital to asset ratios by assigning a weight to all assets, including off-balance-sheet assets, and by defining the components that may be included in capital. The guidelines establish a capital ratio that compares an institution's qualifying capital base (the numerator of the risk-based capital) to its risk-weighted assets (the denominator of the ratio).

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

     Banks and bank holding companies are required to maintain a ratio of total capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets ("Tier 1 Capital Ratio") of at least 4.0%. Under these guidelines, the Company had a Total Capital Ratio of 20.29% and a Tier 1 Capital Ratio of 19.24% at December 31, 1998.

     In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage Capital Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The Comptroller, the FDIC and the Federal Reserve Board define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets is comprised of total assets less intangible assets. As of December 31, 1998, the Company's Leverage Capital Ratio was 8.83%.

     The ability of the Company to pay dividends is restricted by the requirement that it maintain an adequate level of capital, on a consolidated basis, in accordance with guidelines of the Federal Reserve Board. Funds available for payment of dividends to its shareholders and other expenses will be provided primarily from dividends to the Company from the Delaware BHC, which will in turn, be received by the Delaware BHC from the Citizens Bank. The ability of the Citizens Bank to pay dividends is restricted by provisions of the National Bank Act. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- Dividends."

     Bank Regulation.  The Citizens Bank is chartered under the National Bank
     ---------------
Act and is subject to regulation, supervision and examination by the Comptroller and to regulation by both the Federal Reserve Board and the FDIC. The majority of the Citizens Bank' operations and activities are subject to regulation and supervision by one or more of the regulatory authorities noted above. For example, activities and operations of the Citizens Bank such as (i) extension of credit and lending activities, (ii) deposit collection activities; (iii) dividend payments; (iv) branch office operations; and (v) interstate expansion are regulated by at least one or more these regulatory agencies.

     The ability of the Citizens Bank to pay dividends is restricted by provisions of the National Bank Act. Under the National Bank Act, the Citizens Bank generally may pay dividends to the extent of net profits. The prior approval of the Comptroller, or his designee, however, is required for any dividend to a bank holding company by any affiliated national bank if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits (as defined) for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Comptroller also has the authority to prohibit a national bank from engaging in any activity that, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the Comptroller may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the Comptroller and the Federal Reserve Board have recently expressed the view that national banks and bank holding companies should refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

     The ability of the Citizens Bank to pay dividends is also restricted by the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the Comptroller and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and Leverage Capital Ratios of at least 3.0% for the most highly rated, financially sound banks and at least 4.0% for all other banks. Under the regulations, at December 31, 1998, the Citizens Bank had capital ratios as follows:

                Tier 1                  Total                 Leverage
              Capital Ratio          Capital Ratio           Capital Ratio
          -------------------  -----------------------  ---------------------
               19.24%                   20.29%                  8.83%

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

     The Financial Institution Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was signed into law on August 9, 1989. This legislation included various provisions that affect or may affect the Company, the Delaware BHC and the Citizens Bank. Among other things, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA also removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Such changes could increase the competition facing the Citizens Bank in their service areas. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

     In addition, pursuant to FIRREA, any depository institution that is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. The Citizens Bank are not currently subject to any such requirements.

     FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" (primarily including management, employees and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs) who knowingly or recklessly either violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorized the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

     In 1994, Congress adopted the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Reigle Act"). Such statute provides for nationwide interstate banking, but does permit each state to make an election as to whether such state will permit interstate branching. During its 1995 term, the Texas legislature passed legislation providing that interstate branching will not be permitted in Texas until at least 1999. The Texas legislature is expected to revisit the issue of interstate branching in the 1999 session. Interstate banking (e.g., out-of-state holding companies acquiring Texas financial institutions), however, cannot be prohibited and must be permitted by all the states, subject to certain permissible state law limitations on the ages of the banks to be acquired and limitations on the total amount of deposits within a state that a bank holding company is permitted to control.

ITEM 2.  PROPERTIES

     The Citizens Bank owns its main banking office and seven branch offices, and leases one facility for a trust and loan production office. The main office is a two-story, 33,000-square-foot office building located at 201 West Main Street, Henderson, Texas, and is the location where the majority of the Citizens Bank's business is conducted. It is also the location where the Company's offices are located. There is a six-lane drive-in facility located directly behind the Citizens Bank's main office. An automated teller machine ("ATM") is also located in a separate building at this address. The Citizens Bank has five additional ATMs in Henderson, Texas, (i) located in a convenience store at 321 State Highway 64 West, (ii) in a convenience store at 1414 West Main Street,
(iii) in the local hospital at 300 Wilson, (iv)in a convenience store at 2404 Highway 79 South, and (v) in a convenience store at the traffic star which is located at the intersection of U.S. Highways 79 and 259 and State Highways 64 and 43.

     The Citizens Bank has seven branch offices and one trust office. The Southside branch office is located at 1610 Highway 79 South, Henderson, Texas. The Southside branch office contains approximately 4,200 square feet and has a three-lane drive-in facility. The Overton branch office is located at 307 South Commerce Street, Overton, Texas. The Overton branch has approximately 1,076 square feet, one drive-in lane and one ATM. The Mount Enterprise branch office is located on Highway 84 in Mount Enterprise, Texas. The Mount Enterprise branch facility has approximately 9,000 square feet, a two-lane drive-in facility, and one ATM. The Jefferson branch office is located at 109 East Broadway, Jefferson, Texas. The Jefferson branch office contains approximately 7,000 square feet and three drive-in lanes. The Jefferson branch also maintains an ATM located at a convenience store at 105 South Walcott and in a grocery store at 404 E. Broadway, Jefferson, Texas. The Malakoff branch is located at 115 West Royall Boulevard, Malakoff, Texas. The Malakoff branch facility has approximately 10,000 square feet, a three-lane drive-in facility and one ATM. The Chandler branch office is located at 105 Highway 31 East, Chandler, Texas. The Chandler branch office contains approximately 1,600 square feet, one drive-in lane and an ATM. A speed of service drive-in facility with three drive-in lanes and one drive up ATM is located at 230 Highway 31 East, Chandler, Texas. The Waskom branch is located at 745 Spur 156, Waskom, Texas. The Waskom branch office contains approximately 6,000 square feet with one drive-in lane attached to the building. One remote drive-in lane and one drive up ATM are also located on the same property. The trust and loan production office is located at 400 W. Collin Street, Corsicana, Texas. This office is in a leased building that has approximately 4,000 square feet.

     There are no encumbrances on the properties discussed above.



ITEM 3.  LEGAL PROCEEDINGS

     To the knowledge of management of the Company, excepting litigation in the ordinary course of business, there are no material legal proceedings that have been brought or threatened against the Company, the Delaware BHC or the Citizens Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A vote of the shareholders of the Company was not taken during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 MARKET FOR STOCK

     There is no established public market for the shares of the $5.00 par value per share common stock of the Company (the "Company Stock"). The following table shows (i) the high and low sales price for each sale of the common stock of the Company indicated for which the management of the Company had knowledge of the prices involved through March 1, 1999, (ii) the number of such transactions for the periods indicated, and (iii) the total number of shares traded in such transactions. THESE PRICES REFLECT ONLY THE TRANSACTIONS WITH RESPECT TO WHICH MANAGEMENT OF THE COMPANY HAS KNOWLEDGE OF THE PURCHASE PRICE. TRADE PRICES ARE REPORTED ON AN INFORMAL BASIS, AND NO INDEPENDENT VERIFICATION OF THE TRADE PRICES HAS BEEN MADE. THEY ARE THE RESULT OF ISOLATED TRANSACTIONS AND ARE NOT NECESSARILY INDICATIVE OF THE ACTUAL OR MARKET VALUE OF SUCH SECURITIES.



                                                                     Company Stock
                         ----------------------------------------------------------------------------------------
                                                                       NUMBER OF                   NUMBER OF
                                                                      TRANSACTIONS                  SHARES
1999                           LOW                HIGH                REPRESENTED                 REPRESENTED
-----------              --------------     --------------     ------------------------     ---------------------
First Quarter
(Through March
1, 1999)                          14.50              14.50                            4                       663

1998
----
First Quarter                     14.50              14.50                            -                         -

Second Quarter                    14.50              14.50                            3                        28

Third Quarter                     14.50              14.50                            3                       600

Fourth Quarter                    14.50              14.50                            7                     3,500

1997
----
First Quarter                     12.00              12.50                            7                     1,550

Second Quarter                    12.00              12.50                           20                    23,700

Third Quarter                     12.00              12.00                            1                       400

Fourth Quarter                    14.50              14.50                           54                    98,215


          As of March 1, 1999, there were 404 shareholders of record.

                                 DIVIDENDS

     The Company declared four quarterly dividends on the Company Stock during 1998. The Company declared quarterly dividends on the Company Stock during 1998 that approximated $323,000 (or $0.16 per share) for the first quarter of 1998, $323,000 (or $0.16 per share) for the second quarter of 1998, $323,000 (or $0.16 per share) for the third quarter of 1998, and $323,000 (or $0.16 per share) for the fourth quarter of 1998. The Company paid four quarterly dividends on the Company stock during 1998. On January 2, 1998, the Company paid a dividend on the Company stock that approximated $450,000. On March 31, 1998, the Company paid a dividend on the Company stock that approximated $323,000 (or $0.16 per share). On June 30, 1998 the Company paid a dividend on the Company stock that approximated $323,000 (or $0.16 per share). On September 30, 1998 the Company paid a dividend on the Company stock that approximated $323,000 (or $0.16 per share). The amount and timing of future dividend payments will be determined by the Board and will depend upon a number of factors, including the extent of funds legally available therefor and the earnings, business prospects, acquisition opportunities, cash needs, financial condition and regulatory and capital requirements of the Company, the Delaware BHC and the Citizens Bank.

     As a bank holding company, the Company's ability to pay dividends depends upon the dividends it receives from the Delaware BHC. Dividends paid by the Delaware BHC will, in turn, depend on the ability of the Citizens Bank to pay
dividends.   The ability of the Citizens Bank to pay dividends is restricted by provisions of the National Bank Act.

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

     The ability of the Company, the Delaware BHC, and the Citizens Bank to pay dividends is also restricted by the requirement that they maintain adequate levels of capital (on a consolidated basis, in the case of the Company and the Delaware BHC) in accordance with guidelines promulgated from time to time by the Comptroller, in the case of the Citizens Bank, and the Federal Reserve Board, in the case of the Company and the Delaware BHC. The Comptroller, the Federal Reserve Board and the FDIC have adopted risk-based capital guidelines. Federal Reserve Board guidelines require the Company to maintain a Tier 1 Capital Ratio of at least 4.0%, a Total Capital Ratio of at least 8.0% and a Leverage Capital Ratio of at least 4.0%. The Company's Tier 1 Capital, Total Capital Ratio and Leverage Capital Ratio at December 31, 1998 were 19.24%, 20.29% and 8.83%, respectively, and thus were above the regulatory minimums. See "ITEM 1. BUSINESS -- Supervision and Regulation." As of December 31, 1998, neither the Company nor the Citizens Bank had entered into any agreement with any regulatory authority requiring the Company or the Citizens Bank to maintain higher ratios than regulations normally require. The ability of the Company (as a Texas corporation) to pay dividends is restricted by Texas law, which provides that a corporation may pay dividends only out of unreserved and unrestricted earnings surplus of the corporation and is directly tied to the Citizens Bank' ability to pay dividends.


ITEM 6.  SELECTED FINANCIAL DATA

     Information in response to Item 6 is presented on the inside front cover page of the accompanying 1998 Annual Report to Shareholders, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required in response to this item is presented on pages 4 through 25 of the accompanying 1998 Annual Report to Shareholders, which pages are hereby incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required in response to this item is presented on pages 12 through 13 of the accompanying 1998 Annual Report to Shareholders, which pages are hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, included on pages 26 through 51 of the accompanying 1998 Annual Report to Shareholders, are hereby incorporated by reference.

     Independent Auditors' Report for the Years ended December 31, 1998, 1997 and 1996.
     Consolidated Balance Sheets - December 31, 1998 and 1997.
     Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996.
     Consolidated Statements of Stockholders' Equity and Comprehensive Income-Years ended December 31, 1998, 1997 and 1996.
     Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996.
     Notes to Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers and directors of the Company. Directors serve for one-year terms ending at the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers serve at the pleasure of the Company's Board of Directors. Included in this table are the names, ages, and positions held by each person listed. Further information concerning such persons follows the table.

     Name (age)                         Positions held with the Company
     ----------                         -------------------------------

  E. Landon Alford (63)              Director and Chairman of the Board
  R.M. Ballenger (78)                Director
  Stayton M. Bonner, Jr. (46)        Director
  David J. Burks (75)                Director
  Billy Crawford (74)                Director
  Sheila Gresham (44)                Director
  William A. Hurst (61)              Vice President, Treasurer and
                                         Chief Financial Officer
  James Michael Kangerga (46)        Director
  J. Mark Mann (43)                  Director
  Milton S. McGee, Jr. (49)          Director, President and
                                         Chief Executive Officer
  Charles H. Richardson (77)         Director
  Nelwyn Richardson (49)             Secretary
  Rebecca G. Tanner (43)             Chief Accounting Officer
  Tony Wooster (54)                  Director
  Alfred Wylie (72)                  Director

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

     R. M. (Max) Ballenger has served as a director of the Company since November 1990. Mr. Ballenger has served as a director of the Citizens Bank since 1980 and has served on several committees of the Citizens Bank since 1980. Mr. Ballenger also serves as a director of HCB. Mr. Ballenger has been the owner of Max Ballenger Real Estate & Lease Brokerage for over 25 years.

     Stayton M. Bonner, Jr. has served as director of the Company since November 1990 and as a director of the Citizens Bank since February 1984. Mr. Bonner has served on various Board of Directors' committees at the Bank since February 1984. Mr. Bonner also serves as a director of HCB. Mr. Bonner has practiced law since September 1977, has served as a consultant for Odyssey Management since June 1986 and has acted as Foundation Manager for the R.F. and Jessie Shaw Foundation, Inc. since January 1988.

     David J. Burks has served as a director of the Company since November 1990 and as a director of the Citizens Bank since 1980. He has served on several of the Board of Directors' committees at the Citizens Bank since 1980. Mr. Burks also serves as a director of HCB. Mr. Burks served as President of Burks Tires, Inc. from 1971 until his retirement in 1995.

     Billy Crawford has served as a director of the Company since November 1990 and as a director of the Citizens Bank since February 1974. He has served on several of the Citizens Bank Board of Directors' committees since February 1974. Mr. Crawford also serves as a director of HCB. Mr. Crawford is a retired funeral director.

    Sheila Gresham has served as a director of the Company and the Citizens Bank, since February 1993. Ms. Gresham is currently serving on various committees of the Board of Directors of the Citizens Bank. Ms. Gresham also serves as a director of HCB. Ms. Gresham has been President of Smith Chevrolet Company from November 1998 to the present. She served as President of Smith Chevrolet-Oldsmobile-Cadillac Company from August 1993 until November 1998. Prior to that, Ms. Gresham served as President of Smith Chevrolet Company from February 1980 until August 1993.

     William A. Hurst has served as Executive Vice President and Cashier of the Citizens Bank since February 1981 and as a member of the Investment Committee since February 1986. Mr. Hurst has served as Vice President, Treasurer and Chief Financial Officer of the Company since 1990. Mr. Hurst is also an officer of HCB.

     James M. Kangerga has served as a director of the Company since November 1990 and as a director of the Citizens Bank since March 1989. He has served on numerous committees of the Citizens Bank Board of Directors since March 1989. Mr. Kangerga also serves as a director of HCB. Mr. Kangerga has been a 50% owner and a real estate broker in Rusk County Investments, Inc. since 1985. He has performed bookkeeping functions for Michael Kangerga and M Kangerga & Bro. since 1980.

     J. Mark Mann has served as a director of the Company and the Citizens Bank
since January 1992.   Mr. Mann has served on various committees of the Board of
Directors of the Citizens Bank since his election to the Board of Directors. Mr. Mann also serves as a director of HCB. He has been a partner with the law firm of Wellborn, Houston, Atkison, Mann, Sadler, and Hill since 1981.

     Milton S. McGee, Jr. has served as President, Chief Executive Officer and a director of the Company since November 1990. In addition, Mr. McGee has served as President, Chief Executive Officer and director of the Citizens Bank since April 1990. He has served on various Committees of the Board of Directors of the Citizens Bank since 1990. Mr. McGee also serves as the sole director of the Delaware BHC and he has served in such position since February 1991. He also has served in the following capacities: Chairman of the Board and Chief Executive Officer of Kilgore Federal Savings & Loan Association from November 1989 to March 1990; President and Chief Executive Officer of NCNB Texas in Henderson, Texas from July 1986 to November 1989; and President and Chief Executive Officer of Republic Bank Brownwood from August 1983 to July 1986. Mr. McGee also serves as a director of HCB.

     Charles H. Richardson has served as a director of the Company since November 1990 and as a director of the Citizens Bank since 1962. He has served on several committees of the Board of Directors of the Citizens Bank since 1962. Mr. Richardson also serves as a director of HCB. Prior to his retirement over seven years ago, Mr. Richardson was a professor at Kilgore College.

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

     Tony Wooster has served as a director of the Company and the Citizens Bank since February 1993. He is currently serving on various committees of the Board of Directors of the Citizens Bank. Mr. Wooster also serves as a director of HCB. Mr. Wooster is past President of the Henderson Economic Development Corporation and previously served as the Mayor of the City of Henderson from
1990 through 1992.   Prior to 1990, Mr. Wooster was manager of Morris Furniture
Company.

     Alfred Wylie has served as a director of the Company since November 1990 and as a director of the Citizens Bank since 1970. He served as Senior Vice President and Trust Officer from 1984 until 1994 when he retired. Mr. Wylie has been a member of various Board of Directors' committees at the Citizens Bank since 1984. Mr. Wylie also serves as a director of HCB.

Family Relationships
--------------------

     Charles Richardson, a director of the Company, HCB, and the Citizens Bank, is the uncle of Stayton M. Bonner, Jr., who is also a director of the Company, HCB, and the Citizens Bank. There are no other family relationships between the members of the Board of Directors or executive officers of the Company or the Citizens Bank.

ITEM 11.  EXECUTIVE COMPENSATION

     Executive officers of the Company receive no compensation from the Company, but are compensated for their services to the Company by the Citizens Bank by virtue of the positions they hold in the Citizens Bank. The total compensation for the periods indicated of Milton S. McGee, Jr., President and Chief Executive Officer of the Company is set forth below. No other executive officer of the Company or the Citizens Bank received a salary and bonus exceeding $100,000 in the aggregate during 1998, 1997 or 1996.

                                 Summary Compensation Table

                                                                      Annual Compensation
                              -------------------------------------------------------------------------------------------------
  Name and Principal                                                                                               All Other
      Position                                    Year               Salary(1)              Bonus               Compensation(2)
      --------                                    ----               ---------              -----               ---------------
Milton S. McGee, Jr.                                  1998             173,400                 91,900                    25,162
President and Chief Executive                         1997             165,600                 80,600                    23,238
Officer of the Company, the                           1995             157,716                 74,286                    21,734
Citizens Bank, and HCB

(1)  Includes directors' fees.

(2) Includes life insurance premiums paid on behalf of executive officers of the Company and contributions made by the Citizens Bank to the executive officer's account under the Citizens Bank's profit sharing plan.

     Certain officers of the Company, HCB and the Citizens Bank receive personal benefits in the form of club memberships, personal vacation and travel expenses. The value of such benefits does not exceed the lesser of $50,000 or 10% of the total compensation reported for any such person.

     During 1998, the Company established a Performance and Retention Plan whereby certain employees are provided incentive compensation opportunities at the discretion of the Compensation Committee of the Board of Directors. Such incentive compensation generally provides vesting over five years.

     The value of potential future payouts, if any, under this PAR Plan are a function of the number of PAR units awarded to the individual and the Company's return on assets or net income after tax at the Citizens Bank during the performance period. A more detailed discussion of the PAR Plan is set forth herein. The following table sets forth awards granted under the PAR Plan to Mr. McGee during 1998.

                                  Long-Term Incentive Plans-Awards in Last Fiscal Year

                                                          Performance
                                                            or Other               Estimated future payouts under
                                      Number of           Period Until               non-stock price-based plans
                                   Shares, Units or        Maturation     ------------------------------------------------
Name of Individual                   Other Rights          or Payout         Threshold         Target          Maximum
------------------                 ---------------------------------------------------------------------------------------
Milton S. McGee, Jr.                       785              1/1/2003               -          $54,950         $94,200


Directors Compensation
----------------------

     All directors of the Company, HCB and the Citizens Bank (except for the Chairman of the Board) are paid a total of $1,200 per month for attending all four Board of Directors' meetings (including committee meetings) and outside directors receive an additional $500 in December. The Chairman of the Board receives $2,400 per month for attending such meetings. The directors and officers of the Company, the Citizens Bank and HCB are elected for terms of one year.

Profit Sharing Plan
-------------------

     The Citizens Bank maintains a profit sharing plan pursuant to which each salaried employee of the Citizens Bank who is 18 years old or older is eligible for membership following completion of one year of service. The Board of Directors of the Citizens Bank determines the amount that the Citizens Bank will contribute to the profit sharing plan annually, in accordance with the profitability of the Citizens Bank for the particular year or for previous years. Contributions by the Citizens Bank are allocated to each member of the plan in the same proportion as the member's compensation bears to the total compensation of all members for that particular year. Contributions allocated to the account of a member vest partially on an annual basis beginning in the third year, with full vesting occurring after seven years of service. Members' accounts are fully vested in the event of normal retirement, death or total disability. The profit sharing plan is administered by the Citizens Bank. The Citizens Bank trust department acts as trustee of the plan and invests the Citizens Bank's contributions in specified assets as determined by the Board of Directors of the Citizens Bank.

     The Citizens Bank expensed approximately $345,000 to the profit sharing plan in 1998, $303,000 in 1997, and $281,000 in 1996. The Citizens Bank's
contributions during 1998, 1997 and 1996 to the account of Milton S. McGee, Jr. are as follows. Such amounts are included under the column captioned All Other Compensation in the Summary Compensation Table.


Name of Individual
or Number in Group                              Contributions of the Citizens Bank
------------------                ----------------------------------------------------------
                                         1998                1997                1996
                                  ------------------  -------------------  -----------------
Milton S. McGee, Jr.                         $21,784              $20,141            $18,920

Change in Control Agreement
---------------------------

     On June 12, 1995, the Company entered into a Change in Control Agreement (the "Severance Agreement") with Milton S. McGee, Jr., President of the Company ("McGee") as amended on December 16, 1998. The Severance Agreement is designed to provide certain benefits to McGee in the event there are changes in control of the Citizens Bank or the Company. Specifically, the Severance Agreement provides that upon a Triggering Termination (as defined in the Severance Agreement), McGee shall have the right to receive a cash lump sum payment equal to 299% of his average annual compensation paid by the Citizens Bank and the Company for the five (5) preceding calendar years, provided, however, that such payment is to be reduced to the extent that McGee would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), as a result of "parachute payments" (as defined in the Code) made pursuant to the Severance Agreement or a deduction would not be allowed to the Company for all or any part of such payments by reason of Section 280G(a) of the Code. In addition, for a period of two years from the date of a Change in Control (as defined in the Severance Agreement), or eighteen months from the date of the Triggering Termination, if sooner (the "Benefits Period"), McGee shall continue to receive all health, dental, disability, accident and life insurance plans or arrangements made available by the Company or the Bank in which he or his dependents were participating immediately prior to the date of his termination as if he continued to be an employee of the Company and the Bank, to the extent that participation in any one or more of such plans and arrangements is possible under the terms thereof, provided that if McGee obtains employment with another employer during the Benefits Period, such coverage shall be provided only to the extent that the coverage exceeds the coverage of any substantially similar plans provided by his new employer.

     Under the terms of the Severance Agreement, a Triggering Termination would occur upon the termination of McGee's employment with the Company or the Citizens Bank on or after a Change in Control due to either: (i) his resignation for Good Reason (as defined in the Severance Agreement and described herein) or
(ii) his involuntary termination by the Citizens Bank or the Company, provided that such involuntary termination (as defined in the Severance Agreement) was not a Termination for Cause (as defined in the Severance Agreement and defined herein).

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

     Under the terms of the Severance Agreement, resignation for Good Reason means that McGee resigns from his position(s) with the Company or the Citizens Bank as a result of any of the following: (i) the assignment to McGee without his consent of any duties inconsistent with his positions, duties, responsibilities and status with the Citizens Bank or the Company as in effect immediately before a Change in Control or a detrimental change in his titles or offices as in effect immediately before a Change in Control, or any removal of McGee from or any failure to re-elect McGee to any of such positions, except in connection with the termination of his employment for Cause or as a result of his disability or death; (ii) a reduction of McGee's base salary or overall compensation (which includes benefits payable under any employee benefit plan, program or practice) without the prior written consent of McGee, which is not remedied within ten (10) calendar days after receipt by the Company of written notice from McGee of such reduction; (iii) a determination by McGee made in good faith that as a result of a Change in Control, he has been rendered unable to carry out, or has been hindered in the performance of, any of the authorities, powers, functions, responsibilities or duties attached to his position with the Company or the Citizens Bank immediately prior to the Change in Control, which situation is not remedied within thirty (30) calendar days after receipt by the Company of written notice from McGee of such determination; (iv) the Citizens Bank relocates its principal executive offices or requires McGee to have as his principal location of work any location which is in excess of thirty (30) miles from the current location of the Citizens Bank or to travel away from his office in the course of discharging his responsibilities or duties hereunder more than thirty (30) consecutive calendar days or an aggregate of more than ninety (90) calendar days in any consecutive three hundred sixty-five (365) calendar-day period without, in either case, his prior consent; or (v) failure by the Company to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to McGee, expressly to assume and agree to perform the Severance Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

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

     Should McGee die prior to full payment of all benefits due under the Severance Agreement, payment of any remaining benefits is to be made to his beneficiaries designated in writing, or, if no designation is made, to his estate. The Company has no obligation to reserve funds to fulfill its obligations under the Severance Agreement, and the Company has not elected to reserve any funds for such purpose. The Severance Agreement terminates on the earlier of (i) McGee's sixty-fifth (65th) birthday, (ii) the fifth anniversary of the first event that constitutes a Change in Control, or (iii) the fifth anniversary of the date of execution of the Severance Agreement, provided, however, that the Severance Agreement will not terminate pursuant to subsection
(iii) unless either party to the Severance Agreement notifies the other party prior to such anniversary date of such agreement that the Severance Agreement is to be terminated in accordance with subsection (iii). Upon such notice, the termination date set forth in subsection (iii) is to be determined as if the Severance Agreement had been executed on the immediately preceding anniversary date of execution of the Severance Agreement.

Non-Qualified Deferred Compensation Plan
----------------------------------------

     On November 18, 1998, the Citizens Bank adopted the Citizens National Bank Non-Qualified Deferred Compensation Plan ("Deferred Compensation Plan"), effective January 1, 1999, to permit certain select management employees of the Citizens Bank to defer the payment of a percentage of their compensation and to provide for certain contributions by the Citizens Bank to augment such employees' retirement income in addition to what is provided for under the tax qualified plans of the Bank. The Deferred Compensation Plan is administered by the Citizens Bank.

     Persons eligible to participate in the Deferred Compensation Plan are determined by the Chairman of the Compensation Committee or the President of the Citizens Bank. Participants may elect to defer up to fifty percent (50%) of compensation. In addition to participant deferral elections, the Citizens Bank may, in the discretion of the Board of Directors, make a matching or non-matching contribution each plan year. A separate account is maintained for each participant in the plan to which participant deferrals and contributions made by Citizens Bank are credited. These accounts are held in an irrevocable grantor trust maintained by the Citizens Bank, however the trust remains subject to the general creditors of the Citizens Bank.

     Amounts deferred at the election of the participant are immediately fully vested. Contributions made by the Citizens Bank become vested in a participant's account over a five-year period based on the number of years of service the participant completes with the Citizens Bank. All contributions become fully vested upon retirement, disability, death or upon a change in control of the
Citizens Bank or the Company.   Payment under the Deferred Compensation Plan is
made in either a single cash lump sum or in annual payments over a period of years as selected by the participant.

     This summary is qualified in its entirety by the text of the Citizens National Bank Non-Qualified Deferred Compensation Plan.

1998 Performance and Retention Plan
-----------------------------------

     On November 18, 1998, the Citizens Bank adopted the Citizens National Bank 1998 Performance and Retention Plan ("PAR Plan"), effective January 1, 1998, for the purpose of providing incentive compensation opportunities to certain key employees for their past and future services to the Citizens Bank and to offer such key employees an inducement to remain as employees. In addition, the PAR Plan is intended to offer an inducement to secure the services of other persons capable of fulfilling key positions by providing incentive compensation opportunities.

     The PAR Plan grants Performance and Retention Units ("PARs") to key employees of the Citizens Bank as selected by the committee that administers the PAR Plan. The PARs entitle participants to a cash payment equal to the amount by which the final PAR value exceeds the grant PAR value over the course of the performance period. The grant PAR value is determined by the committee at the beginning of the performance period and is set out in the PAR agreement executed by the Citizens Bank and the participant. The final PAR value is determined based upon the performance of financial and nonfinancial performance goals set by the committee at the beginning of the performance period and is related to the appreciation in the value of the greater of (i) return on assets or (ii) net income after tax at the Citizens Bank (before PAR payment of the Citizens Bank).

     Upon a participant's termination of employment, other than due to death, disability, retirement, involuntary termination or termination for Good Reason, any outstanding PAR shall terminate and no further vesting shall occur. If a participant is terminated for Cause, payment of the PAR, including any vested portion is immediately forfeited. Payment of PARs shall be made following the close of the applicable performance period.

     This summary is qualified in its entirety by the text of the Citizens National Bank 1998 Performance and Retention Plan.

Employee Severance Protection Plan
----------------------------------

     On November 18, 1998, the Citizens Bank adopted the Citizens National Bank Employee Severance Protection Plan ("Severance Plan"), effective January 1, 1998, for the purpose of retaining the services of the bank's key officers in the event of a threat of a change in control of the Citizens Bank and to ensure their continued dedication and efforts in such event without undue concern for their personal financial and employment security. Persons participating in the bank's PAR Plan also participate in the Severance Plan.

     If a change in control of the Bank has occurred, and within 90 days before or two years after the change in control the participant's employment with the Bank terminates for any reason (other than (i) for cause, (ii) by reason of disability, (iii) termination by the participant other than for good reason, or
(iv) for death), the participant is entitled to certain severance benefits. Severance benefits include (a) not less than 24 nor more than 52 weeks' salary, depending upon years of services, age and level of base compensation, plus an amount equal to the employee's bonus which could have been paid under the Citizen Bank's bonus plan, assuming attainment of all performance targets, (b) six months of continued life insurance, disability plan benefits, medical and dental benefits which were provided to the participant at the time of termination, (c) immediate vesting of all "Performance and Retention Units" under the PAR Plan and full vesting in all other non-qualified benefit plans and compensation plans.

     In the event it is determined that any payment or distribution of any type by the Citizens Bank to or for the benefit of a participant, whether paid or payable or distributed or distributable pursuant to the terms of the Severance Plan or otherwise would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax, then the participant's payments shall be capped at 2.99 times the participant's average annual compensation during a period as specified in Section 280G of the Code so that the participant will not be liable for assessment of an excise tax on the payment of any termination amounts.

     This summary is qualified in its entirety by the text of the Citizens National Bank Employee Severance Protection Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
----------------------

     At March 1, 1999, the Company had 404 shareholders of record. The following table sets forth information concerning the securities of the Company owned beneficially at such time by each person, group or entity known by the Company to own beneficially more than 5% of the shares of any class of such securities.

       Name and Address of                        Number and Percent of Shares
         Beneficial Owner                           Owned of Company Stock(1)
       -------------------                          -------------------------

       E. Landon Alford                                    140,228 / 6.95%(2)
       P. O. Box 67
       Henderson, TX 75653

       John R. Alford, Jr.                                 165,040 / 8.19%
       8100 Hickory Creek Drive
       Austin, TX 78735

       Stayton M. Bonner, Jr.                              154,026 / 7.64%(3)
       P. O. Box 1833
       Henderson, TX 75653

       Michael Kangerga                                    132,978 / 6.60%
       102 1/2 E. Main Street
       Henderson, TX 75652

       Ella Langdon Alford Trust                           165,044 / 8.19%
       P. O. Box 10
       Brixey, MO 65618

       Citizens National Bank                              132,840 / 6.59%(4)
       and Stayton M. Bonner, Trustees
       P. O. Box 1009
       Henderson, TX 75653


(1) Unless otherwise indicated, all shares listed are held of record by the individual indicated with sole power to vote and to dispose of such shares. Percentages are based on 2,016,074 shares outstanding.

(2)  Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

(3) Includes 9,698 shares owned by Odyssey Partners LTD. for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Citizens Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4) The shares are held in three trusts for the benefit of various individuals. Stayton M. Bonner, Jr., a director of the Citizens Bank and the Company, is a beneficiary and co-trustee with the Citizens Bank of one of the trusts, which owns 44,280 shares, or 2.19% of Company Stock. In addition, it appears that Mr. Bonner is also co-trustee with the Citizens Bank (but not a beneficiary) of two such trusts, which own an aggregate of 88,560 shares, or 4.39%, of the Company Stock. The shares held in all three trusts are voted solely by Mr. Bonner.

Management
----------

     The following table sets forth the number of shares of the Company Stock beneficially owned (i) by each director of the Company and (ii) by the directors and executive officers of the Company as a group as of March 1, 1999.


                                                                Number and Percent of Shares
Name                                                              Owned of Company Stock(1)
----                                                              -------------------------

E. Landon Alford                                                     140,228 / 6.95%(2)

R. M. Ballenger                                                          800 / 0.04%

Stayton M. Bonner, Jr.                                               154,026 / 7.64%(3)

David J. Burks                                                         9,775 / 0.48%

Billy Crawford                                                         1,000 / 0.05%

Sheila Gresham                                                         6,120 / 0.30%

James M. Kangerga                                                      9,188 / 0.46%

J. Mark Mann                                                           5,710 / 0.28%(4)

Milton S. McGee, Jr.                                                   6,698 / 0.33%(5)

Charles H. Richardson                                                 24,160 / 1.20%(6)

Tony Wooster                                                           1,800 / 0.09%(7)

Alfred Wylie                                                          32,764 / 1.62%(8)

Directors and  executive officers of the                             393,829/ 19.53%(9)
 Company as a group (15 Persons)

(1) Unless otherwise indicated, all shares listed are held of record by the individual indicated with the sole power to vote and dispose of such shares. Percentages are based on 2,016,074 shares outstanding.

(2)  Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

(3) Includes 9,698 shares owned by Odyssey Partners LTD. for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Citizens Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4)  Shares are held jointly by Mr. Mann and his wife, Debra Mann.

(5)  Includes 50 shares owned by Mr. McGee's minor son, Derek W. McGee.
     Includes 6,648 shares held jointly by Mr. McGee and his wife, Sharla McGee.

(6) Includes 2,160 shares held jointly by Mr. Richardson and his wife, Ruebe Gene Shaw Richardson.

(7)  Shares are held jointly by Mr. Wooster and his wife, Sue Wooster.

(8)  Includes 2,640 shares held by Mr. Wylie's wife, Gladys M. Wylie.

(9) Any discrepancy between the actual total of the percentages and the stated total percentage is due to rounding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Citizens Bank has had, and is expected to have in the future, banking transactions in the ordinary course of business with certain of the Company's and the Citizens Bank's respective directors, executive officers and their "associates." Management of the Company and the Citizens Bank believe that all such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See THE COMPANY CONSOLIDATED FINANCIAL STATEMENTS, Footnote 6, reflected on page 40 of the 1998 Annual Report to Shareholders.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of Report.

     1.  Financial Statements

         The consolidated financial statements for 1998, 1997 and 1996 as listed in Item 8 of this report, together with the report of KPMG LLP dated February 26, 1999, appearing on pages 26 through 51 of the accompanying 1998 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules

         None

     3.  Exhibits

         10.3 Amendment One to the Change in Control Agreement Between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr. dated December 16, 1998.

         10.4 Citizens National Bank Non-Qualified Deferred Compensation Plan dated November 18, 1998.

         10.5 Citizens National Bank 1998 Performance and Retention Plan dated November 18, 1998.

         10.6 Citizens National Bank Employee Severance Protection Plan dated November 18, 1998.

         13.1 Henderson Citizens Bancshares, Inc. 1998 Annual Report to Shareholders.

         21.1  Subsidiaries of registrant.

         27.1  Financial Data Schedule.

(b)  Reports on Form 8 - K.

     There were no reports on Form 8 - K filed during the fourth quarter of 1998.

(c)  See the Exhibit Index attached hereto.

     Management Contracts and Compensation Plans -- The following exhibits listed in the Exhibit Index are identified below in response to Item 14(a)- 3 on Form 10-K:

Exhibit
        10.2 Change in Control Agreement dated June 12, 1995 by and between Henderson Citizens Bancshares, Inc. and Milton S. McGee Jr.

        10.3 Amendment One to the Change in Control Agreement Between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr. dated December 31, 1998.

        10.4 Citizens National Bank Non-Qualified Deferred Compensation Plan dated November 18, 1998.

        10.5 Citizens National Bank 1998 Performance and Retention Plan dated November 18, 1998.

        10.6 Citizens National Bank Employee Severance Protection Plan dated November 18, 1998.

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

Date:  March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signatures                     Title                         Date
             ----------                     -----                         ----

/s/ E. Landon Alford               Director and Chairman of       March 24, 1999
--------------------------------           the Board
E. Landon Alford

/s/ Milton S. McGee, Jr.            Director, President and       March 24, 1999
--------------------------------    Chief Executive Officer
Milton S. McGee, Jr.

/s/ R. M. Ballenger                        Director               March 24, 1999
--------------------------------
R. M. Ballenger

/s/ Stayton M. Bonner, Jr.                 Director               March 24, 1999
--------------------------------    Stayton M. Bonner, Jr.

/s/ D. J. Burks                            Director               March 24, 1999
--------------------------------
D. J. Burks

/s/ Billy Crawford                         Director               March 24, 1999
--------------------------------
Billy Crawford

/s/ Sheila Gresham                              Director         March 24, 1999
-------------------------------------
Sheila Gresham

/s/ James Michael Kangerga                      Director         March 24, 1999
-------------------------------------
James Michael Kangerga

/s/ J. Mark Mann                                Director         March 24, 1999
-------------------------------------
J. Mark Mann

/s/ Charles H. Richardson                       Director         March 24, 1999
-------------------------------------
Charles H. Richardson

/s/ Tony Wooster                                Director         March 24, 1999
-------------------------------------
Tony Wooster

/s/ Alfred Wylie                                Director         March 24, 1999
-------------------------------------
Alfred Wylie

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The following items will be sent to the shareholders of record of the Company on or before March 29, 1999, and copies of such information shall be sent to the Securities and Exchange Commission on or before such time:

     (1) 1998 Annual Report to Shareholders

     (2) Notice of Annual Meeting of Shareholders and Proxy Statement

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

10.3 Amendment One to the Change in Control Agreement Between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr. dated December 16, 1998.

10.4 Citizens National Bank Non-Qualified Deferred Compensation Plan dated November 18, 1998.

10.5 Citizens National Bank 1998 Performance and Retention Plan dated November 18, 1998.

10.6 Citizens National Bank Employee Severance Protection Plan dated November 18, 1998.

13.1 Henderson Citizens Bancshares, Inc. 1998 Annual Report to Shareholders.

21.1 Subsidiaries of registrant.

27.1 Financial Data Schedule.


                               Exhibits - Page 1