Form 10-Q
period 1999-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 1999-05-13
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  -----------
                                   FORM 10-Q
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999   Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

            TEXAS                                     6712                            75-2371232
-----------------------------------        ---------------------------         ----------------------
(State or other jurisdiction               (Primary Standard Industrial          (IRS Employer
 of incorporation or organization)          Classification Code Number)          Identification No.)

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

                               X     Yes     ______  No
                            -------


 At March 31, 1999, 2,015,674 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                     March 31, 1999 and December 31, 1998
                 (dollars in thousands, except share amounts)

                              Assets                                      1999                 1998
                              ------                                  --------------       --------------
Cash and due from banks                                                 $     8,350                9,493
Interest-bearing deposits with other financial institutions                   3,449               17,174
Federal funds sold                                                              415               10,230
Securities:
   Held-to-maturity, approximate market value of $73,936
       in 1999 and $75,904 in 1998                                           73,397               74,537
   Available-for-sale                                                       152,094              130,886
                                                                        -----------           ----------
                                                                            225,491              205,423
Loans, net                                                                  132,181              129,263
Premises and equipment, net                                                   6,504                6,202
Accrued interest receivable                                                   3,077                3,706
Other assets                                                                  6,143                5,428
                                                                        -----------           ----------
                                                                        $   385,610              386,919
                                                                        ===========           ==========
          Liabilities and Stockholders' Equity
          ------------------------------------
Deposits:
   Demand - non interest-bearing                                             41,300               42,960
   Interest-bearing transaction accounts                                     83,541               85,029
   Money market and savings                                                  47,095               47,324
   Certificates of deposit and other time deposits                          175,514              170,407
                                                                        -----------           ----------
                      Total deposits                                        347,450              345,720
Accrued interest payable                                                      1,334                1,325
Notes payable                                                                    --                2,282
Other liabilities                                                             1,033                1,681
                                                                        -----------           ----------
                                                                            349,817              351,008
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
       none issued or outstanding                                                --                   --
   Common stock, $5 par value; 10,000,000 shares authorized,
       2,160,000 issued                                                      10,800               10,800
   Capital surplus                                                            5,400                5,400
   Undivided profits                                                         21,791               21,089
   Accumulated other comprehensive income                                      (160)                 649
                                                                        -----------           ----------
                                                                             37,831               37,938
  Less treasury stock, 144,326 shares in 1999
        and 143,626 shares in 1998, at cost                                  (2,038)              (2,027)
                                                                        -----------           ----------
                        Total stockholders' equity                           35,793               35,911
Commitments and contingencies
                                                                        -----------           ----------
                                                                        $   385,610              386,919
                                                                        ===========           ==========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                                     Three months
                                                                     ended March 31,

                                                                     1999              1998
                                                                 -------------     -------------
Interest income:
   Loans                                                         $     2,630             2,276
   Securities
        Taxable - available-for-sale                                   1,999             2,198
        Taxable - held-to-maturity                                       377               535
        Tax-exempt                                                       547               356
   Federal funds sold                                                     85                80
   Interest-bearing deposits with other financial                        129               198
    institutions
                                                                 -----------      ------------
          Total interest income                                        5,767             5,643
                                                                 -----------      ------------

Interest expense:
   Deposits:
        Transaction accounts                                             467               491
        Money market and savings                                         270               322
        Certificates of deposit and other time deposits                2,118             2,106
   Other                                                                   9                 7
                                                                 -----------      ------------
          Total interest expense                                       2,864             2,926
                                                                 -----------      ------------

          Net interest income                                          2,903             2,717

Provision for loan losses                                                150               129
                                                                 -----------      ------------
          Net interest income after provision for loan                 2,753             2,588
           losses
                                                                 -----------      ------------

Other income:
        Service charges, commissions, and fees                           822               611
        Income from fiduciary activities                                 247               205
        Net realized gains on securities transactions                    187                26
        Other                                                             92               148
                                                                 -----------      ------------
          Total other income                                           1,348               990
                                                                 -----------      ------------

Other expenses:
        Salaries and employee benefits                                 1,625             1,390
        Occupancy and equipment                                          353               308
        Regulatory assessments                                            35                34
        Other                                                            814               674
                                                                 -----------      ------------
          Total other expenses                                         2,827             2,406
                                                                 -----------      ------------

          Income before income taxes                                   1,274             1,172

Income tax expense                                                       229               265
                                                                 -----------      ------------
               Net income                                        $     1,045               907
                                                                 ===========      ============

               Net income per common share                       $      0.52              0.45
                                                                 ===========      ============

               Average number of shares outstanding                2,016,010         2,017,494
                                                                 ===========      ============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                  (unaudited)

                  Three months ended March 31, 1999 and 1998
          (dollars in thousands, except share and per share amounts)

                                                                                           Accumulated
                                                                                              Other
                                         Preferred     Common    Capital    Undivided     Comprehensive     Treasury
                                           Stock       Stock     Surplus     Profits      Income (Loss)       Stock
                                        ------------   ------    -------    ---------     -------------     ---------
Balances at December 31, 1997           $        --    10,800      5,400       18,875              (335)      (2,011)

Comprehensive income:
     Net income                                  --        --         --          907                --           --
     Net change in unrealized gains
          (losses) on securities
           available
           for sale, net of tax                  --        --         --           --               496           --

Total comprehensive income

Cash dividends ($.16 per share)                  --        --         --         (323)               --           --
                                        -----------    ------    -------    ---------     -------------     ---------


Balances at March 31, 1998              $        --    10,800      5,400       19,459               161       (2,011)
                                        ===========    ======    =======    =========     =============     =========

Balances at December 31, 1998           $        --    10,800      5,400       21,089               649       (2,027)

Comprehensive income:
     Net income                                  --        --         --        1,045                --           --
     Net change in unrealized gains
         (losses) on securities
          available
          for sale, net of tax                   --        --         --           --              (809)          --

                Total comprehensive
                 income

Purchase of 700 shares of
         treasury stock                          --        --         --           --                --          (11)

Cash dividends ($.17 per share)                  --        --         --         (343)               --           --
                                        -----------    ------    -------    ---------     -------------     ---------

Balances at March 31, 1999              $        --    10,800      5,400       21,791              (160)      (2,038)
                                        ===========    ======    =======    =========     =============     =========

                                                                          Total
                                                                      Stockholder's
                                                                          Equity
                                                                      -------------
Balances at December 31, 1997                                                32,729

Comprehensive income:
     Net income                                                                 907
     Net change in unrealized gains
          (losses) on securities
           available
           for sale, net of tax                                                 496
                                                                      -------------
Total comprehensive income                                                    1,403

Cash dividends ($.16 per share)                                                (323)
                                                                      -------------

Balances at March 31, 1998                                                   33,809
                                                                      =============

Balances at December 31, 1998                                                35,911

Comprehensive income:
     Net income                                                               1,045
     Net change in unrealized gains
         (losses) on securities
          available
          for sale, net of tax                                                 (809)
                                                                      -------------
                Total comprehensive                                             236
                 income

Purchase of 700 shares of
         treasury stock                                                         (11)

Cash dividends ($.17 per share)                                                (343)
                                                                      -------------

Balances at March 31, 1999                                                   35,793
                                                                      =============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (unaudited)

                  Three months ended March 31, 1999 and 1998
                            (dollars in thousands)

                                                                                            1999                 1998
                                                                                      --------------       --------------
Operating activities:
     Net income                                                                       $     1,045                  907
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of securities                                                 145                   86
               Net gains on securities transactions                                          (187)                 (26)
               Provision for loan losses                                                      150                  129
               Depreciation and amortization                                                  260                  212
               Decrease in accrued interest receivable                                        629                   84
               Decrease (increase) in other assets                                           (392)                 307
               Increase (decrease) in accrued interest payable                                  9                  (47)
               Increase (decrease) in other liabilities                                      (326)                (544)
                                                                                      -----------          -----------
                    Net cash provided by operating activities                               1,333                1,108
                                                                                      -----------          -----------

Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities                   8,196                9,183
     Purchases of held-to-maturity securities                                              (7,131)              (2,918)
     Proceeds from sales of available-for-sale securities                                  31,124                4,977
     Proceeds from maturities and paydowns of available-for-sale securities                11,245               15,337
     Purchases of available-for-sale securities                                           (64,685)             (18,063)
     Net increase in loans                                                                 (3,068)              (3,897)
     Purchases of bank premises and equipment                                                (469)                (236)
                                                                                      -----------          -----------
                    Net cash provided by (used in) investing activities                   (24,788)               4,383
                                                                                      -----------          -----------

Financing activities:
     Net increase in deposits                                                               1,730                1,306
     Payments on notes payable                                                             (2,282)                (400)
     Cash dividends paid                                                                     (665)                (646)
     Purchase of treasury stock                                                               (11)                  --
                                                                                      -----------          -----------
                    Net cash provided by (used in) financing activities                    (1,228)                 260
                                                                                      -----------          -----------

                    Increase (decrease) in cash and cash equivalents                      (24,683)               5,751
Cash and cash equivalents at beginning of period                                           36,897               22,138
                                                                                      -----------          -----------

Cash and cash equivalents at end of period                                            $    12,214               27,889
                                                                                      ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                     $       229                  395
                                                                                      ===========          ===========

Interest paid                                                                         $     2,855                2,973
                                                                                      ===========          ===========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                March 31, 1999

(1)  BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three year period ended December 31, 1998 included in the Company's Form 10-K.

(2)  SECURITIES
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at March 31, 1999, are summarized as follows (in thousands of dollars):

                                                                       Gross                   Gross
                                              Amortized              Unrealized              Unrealized                Market
                                                Cost                   Gains                   Losses                   Value
                                           ----------------       -----------------       ----------------         --------------
U.S. Treasury                                     $   3,002                       4                     --                  3,006
U.S. Government agencies                              3,044                      17                     --                  3,061
State and municipal                                  49,582                     785                   (202)                50,165

Mortgage-backed securities
 and collateralized mortgage
 obligations                                         15,680                      29                    (61)                15,648
Other Securities                                      2,085                      --                    (33)                 2,052
                                                  ---------                 -------            -----------               --------
                                                  $  73,397                     835                   (296)                73,936
                                                  ---------                 -------            -----------               --------

The amortized cost and approximate market values (carrying value) of securities available-for-sale at March 31, 1999, are summarized as follows (in thousands of dollars):


                                                                       Gross                   Gross
                                              Amortized              Unrealized             Unrealized                 Market
                                                Cost                   Gains                  Losses                    Value
                                           ----------------       -----------------       ----------------         --------------
U.S. Treasury                                    $   18,584                     192                     --                 18,776
U.S. Government agencies                             53,591                      16                   (482)                53,125

Mortgage-backed securities
 and collateralized mortgage
 obligations                                         79,694                     517                   (485)                79,726
Other Securities                                        467                      --                     --                    467
                                                 ----------               ---------              ---------               --------
                                                 $  152,336                     724                   (967)               152,094
                                                 ----------               ---------              ---------               --------

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                March 31, 1999

(3)  LOANS AND ALLOWANCE FOR LOAN LOSSES
     -----------------------------------

The composition of the Company's loan portfolio is as follows (in thousands of dollars)

                                                                    March 31,           December 31,
                                                                       1999                 1998
                                                                   ------------         -------------
               Commercial and industrial                           $     34,447                34,632
               Real estate mortgage                                      67,809                64,204
               Installment and other                                     32,148                32,500
                                                                   ------------           -----------
                         Total                                          134,404               131,336

               Less:
                  Allowance for loan losses                              (1,799)               (1,701)
                  Unearned discount                                        (424)                 (372)
                                                                   ------------           -----------

                         Loans, net                                $    132,181               129,263
                                                                   ============           ===========


Changes in the allowance for loan losses for the three months ended March 31, 1999 and 1998 summarized as follows (in thousands of dollars):

                                                                       1999                   1998
                                                                   ------------          ------------
               Balance, January 1                                  $      1,701                 1,249
                  Provision charged to operating expense                    150                   129
                  Loans charged off                                        (117)                  (31)
                  Recoveries on loans                                        65                    51
                                                                   ------------          ------------

               Balance, March 31                                   $      1,799                 1,398
                                                                   ============          ============

(4)  REPORTING ON THE COSTS OF START-UP ACTIVITIES
     ---------------------------------------------

Effective January 1, 1999, the Company adopted SOP 98-5, Reporting on the Costs of Start-Up Activities. This Statement of Position requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The effect of implementation of this new pronouncement was insignificant to the financial condition or results of operations of the Company

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


The following discussion and analysis of the financial condition and results of operations of the Company and its primary bank subsidiary, Citizens National Bank, Henderson, Texas, should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

ACQUISITION
-----------

On December 11, 1998, the Bank acquired all of the outstanding shares of Jefferson National Bank, located at 109 E. Broadway, Jefferson, Texas, for a combination of cash and notes payable. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $31,913,000 and total deposits of $28,564,000. The Citizens Bank merged operations of the Jefferson National Bank with the existing Citizens Bank Jefferson branch at the close of business on December 11, 1998.

RESULTS OF OPERATIONS
---------------------

Net income for the first three months of 1999 increased to $1,045,000 compared to $907,000 for the same period in 1998. The Company made a provision of $150,000 to the allowance for loan losses during the first three months of 1999. A provision of $129,000 was made for loan losses during the same period in 1998. The Company experienced a net gain on securities transactions totaling approximately $187,000 in the first three months of 1999 compared to a net gain of $26,000 in the first three months of 1998. Other income, excluding net gains on securities transactions, for the first three months of 1999 was $1,161,000 compared to $964,000 for the same period in 1998. Total other expenses for the first three months of 1999 were $2,827,000 compared to $2,406,000 for the same period in 1998. Income tax expense for the first three months of 1999 and 1998 was $229,000 and $265,000, respectively.

        NET INTEREST INCOME.  For the three months ended March 31, 1999, net
        -------------------
interest income was $2,903,000 compared to $2,717,000 for the first three months of 1998. The increase is primarily the result of continued loan growth combined with growth in loans and deposits as a result of the acquisition of Jefferson National Bank in December 1998. Average rates earned generally remained unchanged while average rates paid were lower during the first three months of 1999 as compared to the same period in 1998.

        PROVISION FOR LOAN LOSSES.  During the first three months of 1999, the
        -------------------------
Company increased its allowance for loan losses through a provision of $150,000. The Company increased its allowance for loan losses during the same period of 1998 by $129,000. The increase is primarily due to overdraft charge-offs that the Company expects to result from the insufficient funds fee program initiated in March 1998.

The Company experienced net charge-offs of $52,000 in the first three months of 1999 compared to net recoveries of $20,000 in the same period in 1998.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

        OTHER INCOME.  Non-interest income, excluding securities gains/losses,
        ------------
was $1,160,000 for the first three months of 1999 as compared to $964,000 in the first three months of 1998. This increase is due to increases in service charges primarily through the initiation of an insufficient funds fee program in March 1998, and an increase in trust revenues. The Company experienced net gains on securities transactions for the first three months of 1999 of $187,000 as well as net gains on securities transactions for the first three months of 1998 of $26,000.

        OTHER EXPENSES.  Other expenses for the three-month period
        ---------------
ended March 31, 1999 were $2,827,000 compared to $2,406,000 during the same period in 1998. The increase in other expenses is due to the increase in salary and related benefit expense resulting from the opening of an additional facility in Chandler, Texas and the acquisition of Jefferson National Bank in Jefferson, Texas. Other expenses also increased due to fees and expenses associated with the insufficient funds fee program and the amortization of goodwill, which increased due to the acquisition of Jefferson National Bank.

        INCOME TAXES.  Income tax expense for the first three months of 1999 was
        ------------
$229,000, compared to $265,000 in the same period in 1998. The effective tax rate for the first three months of 1999 and 1998, respectively, was 18.0% and 22.6%. This effective rate is less than the statutory rate primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

FINANCIAL CONDITION
-------------------

The Company's total assets at March 31, 1999 of $385,610,000 decreased slightly from the total assets at December 31, 1998 of $386,919,000. The Company's loan portfolio grew 2.3% to $132,181,000 at March 31, 1999, up from $129,263,000 at
December 31, 1998. Total deposits were $347,450,000 at March 31, 1999, compared to the December 31, 1998 total of $345,720,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.3% at March 31, 1999, and 9.3% at December 31, 1998. The risk-based Tier I and Total capital ratios and the leverage ratio of Citizens National Bank amounted to 18.8%, 19.8%, and 8.3%, respectively at March 31, 1999 compared to 19.2%, 20.3%, and 8.8%, respectively, at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1999, the Company's cash and cash equivalents of $12,214,000 decreased significantly from the December 31, 1998 amount of $36,897,000. This decrease was due to the transfer of funds to the investment portfolio. The Company's stockholders' equity at March 31, 1999, of $35,793,000 remains at a level considered to be adequate by management. Profits in excess of dividends paid to shareholders are reflected in the increase in undivided profits from 1998.

        OPERATING ACTIVITIES.  The Company uses cash in the conduct
        ---------------------
of its day-to-day operations for such normal purposes as payroll, equipment and facilities acquisition and maintenance, advertising, data processing, customer service activity, and administrative activity. The Company generates cash from operations primarily from service charges and the net interest earned from the investment of customer deposits. Net cash provided by operating activities was $1,333,000 and $1,108,000 for the first three months of 1999 and 1998, respectively.

        INVESTING ACTIVITIES.  The Company invests available funds
        ---------------------
primarily in securities and loans to customers. Funds not otherwise used are invested in federal funds sold and interest-bearing demand accounts, primarily with the Federal Home Loan Bank.

        FINANCING ACTIVITIES.  In addition to cash provided and used
        ---------------------
by operating and investing activities, the Company receives and disburses cash
in connection with customer deposit activities.   From time to time, the Company
makes purchases of treasury stock. In the first quarter of 1999, 700 shares of treasury stock were purchased in the amount of $11,000.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses at March 31, 1999 and December 31, 1998 was 1.34% and 1.30% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at March 31, 1999 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                       1999                       1998
                                                                  ---------------            --------------
Balance at beginning of period                                    $         1,701                     1,249
Charge-offs:
          Commercial, financial, and agricultural                               3                         1
          Real estate-mortgage                                                  9                        --
          Installment loans to individuals                                    105                        30
                                                                  ---------------            --------------
                                                                              117                        31
Recoveries:
          Commercial, financial, and agricultural                               8                        29
          Installment loans to individuals                                     57                        22
                                                                  ---------------            --------------
                                                                               65                        51
                                                                  ---------------            --------------

Net charge-offs (recoveries)                                                   52                       (20)
                                                                  ---------------            --------------
Additions charged to operations                                               150                       129
                                                                  ---------------            --------------
Balance at end of period                                          $         1,799                     1,398
                                                                  ===============            ==============

Ratio of net charge-offs (recoveries) during the period to
          average loans outstanding during the period                         .04%                     (.02%)
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

The following is a summary of the Company's problem loans as of March 31, 1999 and 1998.

                                                                              At March 31,
                                                                        1999               1998
                                                                   --------------     --------------
                                                                         (dollars in thousands)
Nonaccrual loans                                                   $           --                167
Restructured loans                                                             69                 --
Other impaired loans                                                           --                 --
Other real estate                                                             192                185
                                                                   --------------     --------------
          Total non-performing loans                                          261                352
                                                                   ==============     ==============

Loans past due 90+ days and still accruing                                     18                 47
                                                                   ==============     ==============

Other potential problem loans                                                  --                 --
                                                                   ==============     ==============

                                                                          For the three months
                                                                             ended March 31,
                                                                        1999              1998
                                                                   --------------     --------------
Income that would have been recorded in
          accordance with original terms                           $            1                  2
Less income actually recorded                                                  --                 --
                                                                   --------------     --------------
Loss of income                                                     $            1                  2
                                                                   ==============     ==============

CONCENTRATION OF CREDIT RISK
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 50.5% at March 31, 1999) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 77% of the total as of March 31, 1999 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. Treasury holdings are currently positioned in a ladder structure. Three-year treasury bonds are purchased quarterly, held for two years, then sold with one year left to maturity to take advantage of the slope in the yield curve. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

Credit risk is minimized through agency backing, however, there are other risks associated with MBS and CMOs. These other risks include prepayment, extension, and interest rate risk. MBS are securities that represent an undivided interest in a pool of mortgage loans. CMOs are structured obligations that are derived from a pool of mortgage loans or agency mortgage backed securities. CMOs in general have widely varying degrees of risk, which results from the prepayment risk on the underlying mortgage loans and its effect on the cash flows of the security.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of March 31, 1999, floating rate securities made up 67% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons are a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

At March 31, 1999, the Company's level of structured notes was insignificant.

Securities are the Company's single largest interest-earning asset representing approximately 59% of total assets at March 31, 1999. The investment portfolio totaled $225.5 million at March 31, 1999, up from $205.4 million at December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT EFFECTIVE
---------------------------------------------------------

FASB 133, Accounting for Derivative Instruments and Hedging Activities - This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement will be effective for the Company in the year ending in 2000. Due to the Company's limited use of derivative instruments, the effect of implementation of this new pronouncement is not expected to have a significant effect on the financial position or results of operations of the Company.

YEAR 2000
---------

     The Year 2000 ("Y2K") issue relates to the fact that many computer systems, hardware and software, use a two digit field for the year. The concern is that on January 1, 2000, a computer system may incorrectly interpret the year 2000 as 1900 causing various mathematical calculations to be wrong. Since 1996, the Company has been actively preparing for the entry to the year 2000 in an effort to minimize the impact of the Y2K issue to the Company and its customers. The Company established a Y2K committee headed by a senior member of the staff. The Y2K committee reviewed a list of the Company's equipment that might be affected by any glitch caused by the date rollover to the year 2000 and developed a plan to test all mission critical systems and remediate if necessary.

     By March 31, 1999, the testing of the Company's information technology systems, such as the main computer system, check sorter, LAN & WAN networks, ATMs, PCs and core system software was substantially complete and all systems have either tested compliant or the appropriate upgrade and enhancement has been installed to remediate the identified problem. Additional testing will be performed by June 30,1999 to provide an added comfort level that all systems are ready to operate in the new millenium.

     All the non-information technology systems, including security systems, vaults, elevators and HVAC systems, have been listed and will be tested by June 30, 1999. Like the information technology systems, all of the systems reviewed and tested to this point have been found to be Y2K compliant or an upgrade or enhancement has been added to remediate the identified problem.

     The Company has also assessed the Y2K risks related to outside companies and businesses with which it relies to provide service to the Company's customers. Two of the primary concerns are electrical and telephone service. Representatives of the Company have been in contact with the various companies that provide these services in each of its locations and believe, based on representations given by third parties, that they will be able to provide continuous service to the Company in the new millennium. As the Company has become more reliant on its information technology system, the installation of a diesel generator to provide backup electrical power to the main bank location has been approved. The generator has been purchased and is scheduled to be operational by June 30, 1999.

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

     The cost of replacing non-compliant Y2K hardware and software in 1998 was approximately $57,000. This amount does not include the purchase of a check sorter and a phone system for the main bank at a cost of approximately $220,000, as these items were targeted for replacement before it was determined that they were not Y2K compliant. This amount includes the salary of a person who was hired in 1998 to assist with the testing for Y2K, but does not include salary expense for the personnel that were already on staff. During the first three months of 1999, the Company spent approximately $16,000 on systems and testing related to Y2K.

     The impact of the Y2K issues on the Company will depend not only on the corrective steps the Company takes, but will also depend on the way governmental agencies and other businesses react. Notwithstanding the Company's best efforts, there can be no assurance that all customers and third party vendors with whom the Company conducts business will adequately address their Y2K issues. With this in mind, the Company is developing contingency plans for implementation in the event a significant third party vendor does not adequately address the Y2K issues. These plans primarily involve using backup sites, alternate vendors or internal remediation.

     The Company has questioned various loan and deposit customers regarding their Y2K readiness and related issues to anticipate how the liquidity of the Company may be affected. The primary concerns of the Company are whether the Y2K issue may result in depositors withdrawing funds and whether additional cash reserves will be required to be on hand to fund liquidity needs of depositors. The Company has established credit lines at several large correspondents in an abundance of caution. The Company has reviewed its larger loan commitments to assess the Company's potential exposure to any of its borrower's lack of Y2K readiness. This credit risk will be used in calculating the provision for loan loss.

     The Company has attempted to address all known Y2K issues in a timely and correct manner. Despite the Company's best efforts to accurately plan for the Year 2000, the results could vary from these estimates if the Company has unforeseen difficulties in a mission critical system and its ultimate remediation.

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

FORWARD-LOOKING INFORMATION
---------------------------

        Statements and financial discussion and analysis by management contained throughout this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Various factors could cause actual results to differ materially from the forward-looking statements, including, without limitation, changes in interest rates and economic conditions, increased competition for deposits and loans adversely affecting rates and terms, changes in availability of funds increasing costs or reducing liquidity, changes in applicable statutes and governmental regulations, the Company's ability to successfully complete its Y2K compliance project in time, and the loss of any member of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

Item 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Company since December 31, 1998.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

     None


Item 2.   Changes in Securities

     None


Item 3.   Defaults Upon Senior Securities

     None


Item 4.   Submission of Matters to a Vote of Security Holders

   On April 13, 1999, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year:

   E. Landon Alford           James M. Kangerga
   R. Max Ballenger           J. Mark Mann
   Stayton M. Bonner, Jr.     Milton S. McGee, Jr.
   David J. Burks             Charles H. Richardson
   Billy Crawford             Tony Wooster
   Sheila Gresham             Alfred Wylie

   The ratification of the appointment of KPMG LLP as independent auditors of the Company was approved.

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HENDERSON CITIZENS BANCSHARES, INC.


Date:   May 11, 1999                By:  /s/ Milton S. McGee, Jr.
     ------------------                  ------------------------------
                                        Milton S. McGee, Jr., CPA
                                        President




Date:    May 11, 1999               By:  /s/ Rebecca G. Tanner
      --------------------               ----------------------------
                                         Rebecca G. Tanner, CPA
                                         Chief Accounting Officer