Form 10-Q
period 1999-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 1999-08-11
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             ---------------------
                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999  Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

              Texas                                    6712                          75-2371232
-------------------------------------       ----------------------------     ------------------------
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


At June 30, 1999, 2,015,674 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                  (dollars in thousands, except share amounts)

                                                                              June 30,            December 31,
                              Assets                                            1999                  1998
                              -------                                        --------            -------------
Cash and due from banks                                                  $          9,051                 9,493
Interest-bearing deposits with
     other financial institutions                                                   5,520                17,174
Federal funds sold                                                                  2,040                10,230
Securities:
   Held-to-maturity, approximate market value of $68,911
     in 1999 and $75,904 in 1998                                                   69,735                74,537
   Available-for-sale                                                             142,731               130,886
                                                                         ----------------      ----------------
                                                                                  212,466               205,423
Loans, net                                                                        137,550               129,263
Premises and equipment, net                                                         6,392                 6,202
Accrued interest receivable                                                         3,880                 3,706
                                                                                                 `
Other assets                                                                        7,729                 5,428
                                                                         ----------------      ----------------
                                                                         $        384,628               386,919
                                                                         ================      ================
      Liabilities and Stockholders' Equity
      ------------------------------------
Deposits:
   Demand - non interest-bearing                                                   42,015                42,960
   Interest-bearing transaction accounts                                           82,524                85,029
   Money market and savings                                                        45,083                47,324
   Certificates of deposit and other time deposits                                178,238               170,407
                                                                         ----------------      ----------------
                      Total deposits                                              347,860               345,720
                                                                         ----------------      ----------------
Accrued interest payable                                                            1,253                 1,325
Notes payable                                                                           0                 2,282
Other liabilities                                                                     568                 1,681
                                                                         ----------------      ----------------
                                                                                  349,681               351,008
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                        --                    --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                              10,800                10,800
   Surplus                                                                          5,400                 5,400
   Retained earnings                                                               22,415                21,089
   Accumulated other comprehensive income                                          (1,630)                  649
                                                                         ----------------      ----------------
                                                                                   36,985                37,938
  Less treasury stock, 144,326 shares in 1999
        and 143,626 shares in 1998, at cost                                        (2,038)               (2,027)
                                                                         ----------------      ----------------
                        Total stockholders' equity                                 34,947                35,911
Commitments and contingencies
                                                                         ----------------      ----------------
                                                                         $        384,628               386,919
                                                                         ================      ================

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                          Three months                         Six months
                                                                         ended June 30,                      ended June 30,
                                                                     1999              1998              1999              1998
                                                                -------------     -------------     -------------     -------------
Interest income:
   Loans                                                        $       2,759             2,382             5,389             4,658
   Securities
        Taxable - available-for-sale                                    2,075             2,129             4,074             4,327
        Taxable - held-to-maturity                                        309               463               686               998
        Tax-exempt                                                        575               387             1,122               743
   Federal funds sold                                                      20               111               105               191
   Interest-bearing deposits with other financial institutions             86               113               215               311
                                                                -------------     -------------     -------------     -------------
          Total interest income                                         5,824             5,585            11,591            11,228
                                                                -------------     -------------     -------------     -------------

Interest expense:
   Deposits:
        Transaction accounts                                              432               474               899               965
        Money market and savings                                          258               320               528               642
        Certificates of deposit and other time deposits                 2,168             2,084             4,286             4,190
   Other                                                                    2                 8                11                15
                                                                -------------     -------------     -------------     -------------
          Total interest expense                                        2,860             2,886             5,724             5,812
                                                                -------------     -------------     -------------     -------------

          Net interest income                                           2,964             2,699             5,867             5,416

Provision for loan losses                                                 150               164               300               293
                                                                -------------     -------------     -------------     -------------
          Net interest income after provision for loan losses           2,814             2,535             5,567             5,123
                                                                -------------     -------------     -------------     -------------

Other income:
        Service charges, commissions, and fees                            909               796             1,731             1,407
        Income from fiduciary activities                                  259               200               506               405
        Gains on securities transactions, net                              --                40               187                66
        Other                                                             103               139               195               287
                                                                -------------     -------------     -------------     -------------
          Total other income                                            1,271             1,175             2,619             2,165
                                                                -------------     -------------     -------------     -------------

Other expenses:
        Salaries and employee benefits                                  1,716             1,536             3,341             2,926
        Occupancy and equipment                                           391               330               744               638
        Regulatory assessments                                             33                30                68                64
        Other                                                             821               756             1,635             1,430
                                                                -------------     -------------     -------------     -------------
          Total other expenses                                          2,961             2,652             5,788             5,058
                                                                -------------     -------------     -------------     -------------

          Income before income taxes                                    1,124             1,058             2,398             2,230

Income tax expense                                                        158               217               387               482
                                                                -------------     -------------     -------------     -------------
               Net income                                       $         966               841             2,011             1,748
                                                                =============     =============     =============     =============

               Basic and diluted income per common share        $        0.48              0.42               1.0              0.87
                                                                =============     =============     =============     =============

               Average number of shares outstanding                 2,015,674         2,017,478         2,015,841         2,017,486
                                                                =============     =============     =============     =============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                  (unaudited)

                    Six months ended June 30, 1999 and 1998
           (dollars in thousands, except share and per share amounts)

                                                                                          Accumulated
                                                                                             Other                     Total
                                         Preferred     Common               Retained     Comprehensive     Treasury  Stockholders'
                                           Stock       Stock     Surplus    Earnings     Income (Loss)       Stock      Equity
                                       ------------   -------    -------    --------    --------------     --------  -----------
Balances at December 31, 1997          $         --    10,800      5,400      18,875         (335)      (2,011)           32,729

     Net Income                                  --        --         --       1,748            --          --             1,748

     Net change in unrealized gains
      (losses) on securities available
      for sale, net of tax                       --        --         --          --          404           --               404
                                                                                                                    ------------
        Total comprehensive income                                                                                         2,152

     Cash dividends ($.32 per share)             --        --         --        (645)          --           --              (645)
                                       ------------   -------    -------    --------    ---------     --------      ------------
Balances at June 30, 1998              $         --    10,800      5,400      19,978           69       (2,011)           34,236
                                       ============   =======    =======    ========    =========     ========      ============


Balances at December 31, 1998          $         --    10,800      5,400      21,089          649       (2,027)           35,911

     Net Income                                  --        --         --       2,011           --           --             2,011

     Net change in unrealized gains
     (losses) on securities available
     for sale, net of tax                        --        --         --          --       (2,279)          --            (2,279)
                                                                                                                    ------------
   Total comprehensive income                                                                                               (268)

     Purchase of 700 shares of treasury
        stock                                    --        --         --          --           --          (11)              (11)

     Cash dividends ($.34 per share)             --        --         --        (685)          --           --              (685)
                                       ------------   -------    -------    --------    ---------     --------      ------------

Balances at June 30, 1999              $         --    10,800      5,400      22,415       (1,630)      (2,038)           34,947
                                       ============   =======    =======    ========    =========     ========      ============



See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                  (unaudited)

                    Six months ended June 30, 1999 and 1998
                             (dollars in thousands)


                                                                                            1999                 1998
                                                                                     ---------------          ----------------
Operating activities:
     Net income                                                                       $        2,011                1,748
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of securities                                                    234                  206
               Net gains on securities transactions                                             (187)                 (66)
               Provision for loan losses                                                         300                  293
               Depreciation and amortization                                                     548                  500
               Increase in accrued interest receivable                                          (174)                (130)
               Decrease (increase) in other assets                                            (1,676)                 407
               Decrease in accrued interest payable                                              (72)                 (22)
               Decrease in other liabilities                                                    (427)              (1,149)
                                                                                      --------------       --------------
                    Net cash provided by operating activities                                    557                1,787
                                                                                      --------------       --------------

Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities                     13,093               11,857
     Purchases of held-to-maturity securities                                                 (8,426)              (8,756)
     Proceeds from sales of available-for-sale securities                                     31,124               10,017
     Proceeds from maturities and paydowns of available-for-sale securities                   18,351               24,987
     Purchases of available-for-sale securities                                              (64,685)             (28,055)
     Net increase in loans                                                                    (8,586)              (7,955)
     Purchases of bank premises and equipment                                                   (553)                (487)
                                                                                      --------------       --------------
                    Net cash provided by (used in) investing activities                      (19,682)               1,608
                                                                                      --------------       --------------

Financing activities:
     Net increase (decrease) in deposits                                                       2,140               (8,226)
     Payment on notes payable                                                                 (2,282)                (400)
     Cash dividends paid                                                                      (1,008)                (968)
     Purchase of treasury stock                                                                  (11)                  --
                                                                                      --------------       --------------
                    Net cash used in financing activities                                     (1,161)              (9,594)
                                                                                      --------------       --------------

                    Decrease in cash and cash equivalents                                    (20,286)              (6,199)
Cash and cash equivalents at beginning of period                                              36,897               22,138
                                                                                      --------------       --------------

Cash and cash equivalents at end of period                                            $       16,611               15,939
                                                                                      ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                     $          445                  740
                                                                                      ==============       ==============

Interest paid                                                                         $        5,796                5,834
                                                                                      ==============       ==============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 1999
(1)  Basis of Presentation
     ---------------------

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

(2)  Securities
     ----------

   The amortized cost (carrying value) and approximate market values of securities held-to-maturity at
     June 30, 1999, are summarized as follows (in thousands of dollars):

                                                                     Gross                Gross
                                              Amortized           Unrealized            Unrealized             Market
                                                Cost                 Gains                Losses                Value
                                         -----------------    -----------------    -----------------     -----------------
U.S. Treasury                          $         --                   --                    --                   --

U.S. Government agencies                             3,025                    6                   --                 3,031

State and municipal                                 50,495                  354                 (926)               49,923

Mortgage-backed securities
     and collateralized mortgage
     obligations                                    13,842                   15                 (198)               13,659

Other Securities                                     2,373                   --                  (75)                2,298
                                         -----------------    -----------------    -----------------     -----------------
                                         $          69,735                  375               (1,199)               68,911
                                         -----------------    -----------------    -----------------     -----------------

The amortized cost and approximate market values (carrying value) of securities available-for-sale at June 30, 1999, are summarized as follows (in thousands of dollars):


                                                                     Gross                Gross
                                           Amortized            Unrealized           Unrealized                Market
                                                Cost                 Gains               Losses                 Value
                                         -----------------    -----------------    -----------------     -----------------
U.S. Treasury                            $          18,571                    5                 (112)               18,464

U.S. Government agencies                            53,119                   --               (1,372)               51,747

State and municipal                                     --                   --                   --                    --

Mortgage-backed securities
     and collateralized mortgage
     obligations                                    73,044                  261               (1,252)               72,053

Other                                                  467                   --                   --                   467
                                         -----------------    -----------------    -----------------     -----------------
                                         $         145,201                  266               (2,736)              142,731
                                         -----------------    -----------------    -----------------     -----------------

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                 June 30, 1999

(3)  Loans and Allowance for Loan Losses
     -----------------------------------

The composition of the Company's loan portfolio is as follows (in thousands of dollars)

                                                                    June 30,             December 31,
                                                                      1999                   1998
                                                                --------------       -----------------
               Real estate mortgage                             $       71,502                  64,204
               Commercial and industrial                                36,958                  34,632
               Installment and other                                    31,309                  32,500
                                                                --------------       -----------------
                         Total                                         139,769                 131,336

               Less:
                  Allowance for loan losses                             (1,916)                 (1,701)
                  Unearned discount                                       (303)                   (372)
                                                                --------------       -----------------

                         Loans, net                             $      137,550                 129,263
                                                                ==============       =================

Changes in the allowance for loan losses for the six months ended June 30, 1999 and 1998 summarized as follows (in thousands of dollars):

                                                                          1999                    1998
                                                                --------------       -----------------
               Balance, January 1                               $        1,701                   1,249
                  Provision charged to operating expense                   300                     293
                  Loans charged off                                       (254)                   (126)
                  Recoveries on loans                                      169                      97
                                                                --------------       -----------------

               Balance, June 30                                 $        1,916                   1,513
                                                                ==============       =================

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

Results of Operations
---------------------

Net income for the first six months of 1999 increased to $2,011,000 compared to $1,748,000 for the same period in 1998. Net interest income for the six months ended June 30, 1999 was $5,867,000 compared to $5,416,000 for the same period in 1998. The Company made a provision of $300,000 to the allowance for loan losses during the first six months of 1999. A provision of $293,000 was made for loan losses during the same period in 1998. The Company experienced a net gain on securities transactions totaling approximately $187,000 in the first six months of 1999 compared to a net gain of $66,000 in the first six months of 1998.
Other income, excluding net gains on securities transactions, for the first six months of 1999 was $2,432,000 compared to $2,099,000 for the same period in 1998. Total other expenses for the first six months of 1999 were $5,788,000 compared to $5,058,000 for the same period in 1998. Income tax expense for the first six months of 1999 and 1998 was $387,000 and $482,000, respectively.

        Net Interest Income.  For the six months ended June 30, 1999, net
        -------------------
interest income was $5,867,000 compared to $5,416,000 for the first six months of 1998. The increase is primarily the result of continued loan growth combined with growth in loans and deposits as a result of the acquisition of Jefferson National Bank in December 1998. Average rates earned generally remained unchanged while average rates paid were lower during the first six months of 1999 as compared to the same period in 1998.

Net interest income for the three-month period ended June 30, 1999 was $2,964,000 compared to $2,699,000 in 1998. The increase is a result of the same activities noted in the previous paragraph for the first six months of 1999 and 1998.

        Provision for Loan Losses.  During the first six months of 1999, the
        -------------------------
Company increased its allowance for loan losses through a provision of $300,000. The Company increased its allowance for loan losses during the same period of 1998 by a provision of $293,000.

For the three-month period ended June 30, 1999, the Company increased its allowance through a provision of $150,000. The Company increased its allowance for loan losses during the same period in 1998 by a provision of $164,000.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

        Other Income.  Non-interest income, excluding securities gains/losses,
        ------------
was $2,432,000 for the first six months of 1999 as compared to $2,099,000 in the first six months of 1998. This increase is due to increases in service charges primarily through the initiation of an insufficient funds fee program in March 1998, and an increase in trust revenues. The Company experienced net gains on securities transactions for the first six months of 1999 of $187,000 as well as net gains on securities transactions for the first six months of 1998 of $66,000.

For the three months ended June 30, 1999, non-interest income, excluding securities gains was $1,271,000 compared to $1,135,000 for the same period in 1998, with the majority of the increase due to the initiation of the insufficient funds fee program in March 1998, and an increase in trust revenues. The Company experienced no net gain/loss on securities for the three months ended June 30, 1999 compared to a net gain on securities transactions of $40,000 for the three months ended June 30, 1998.

        Other Expenses.  Other expenses for the six-month period ended June 30,
        --------------
1999 were $5,788,000 compared to $5,058,000 during the same period in 1998. The increase in other expenses is due to the increase in salary and related benefit expense resulting from the opening of an additional facility in Chandler, Texas and the acquisition of Jefferson National Bank in Jefferson, Texas. Other expenses also increased due to fees and expenses associated with the initiation of the insufficient funds fee program and the amortization of goodwill, which increased due to the acquisition of Jefferson National Bank.

For the three-month period ended June 30, 1999, other expenses were $2,961,000 compared to $2,652,000 during the same period in 1998.

        Income Taxes.  Income tax expense for the first six months of 1999 was
        ------------
$387,000, compared to $482,000 in the same period in 1998. The effective tax rate for the first six months of 1999 and 1998, respectively, was 16.1% and 21.6%. This effective rate is less than the statutory rate primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended June 30, 1999 and June 30, 1998 were $158,000 and $217,000 respectively.

Financial Condition
-------------------

The Company's total assets at June 30, 1999 of $384,628,000 decreased slightly from the total assets at December 31, 1998 of $386,919,000. The Company's loan portfolio grew 6.4% to $137,549,000 at June 30, 1999, up from $129,263,000 at
December 31, 1998. Total deposits were $347,860,000 at June 30, 1999, compared to the December 31, 1998 total of $345,720,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.5% at June 30, 1999 and 9.3% at December 31, 1998. The risk-based Tier I and Total capital ratios and the leverage ratio of Citizens National Bank amounted to 18.3%, 19.4%, and 8.5%, respectively at June 30, 1999 compared to 19.2%, 20.3%, and 8.8%, respectively, at December 31, 1998.

Liquidity and Capital Resources
-------------------------------

At June 30, 1999, the Company's cash and cash equivalents of $16,611,000 decreased significantly from the December 31, 1998 amount of $36,897,000. This decrease was due to the transfer of funds to the investment portfolio as well as funds used to finance new loans. The Company's stockholders' equity at June 30, 1999 of $34,946,000 remains at a level considered adequate by management. Profits in excess of dividends paid to shareholders are reflected in the increase in undivided profits from 1998.

        Operating Activities.  The Company uses cash in the conduct of its
        --------------------
day-to-day operations for such normal purposes as payroll, equipment and facilities acquisition and maintenance, advertising, data processing, customer service activity, and administrative activity. The Company generates cash from operations primarily from service charges and the net interest earned from the investment of customer deposits. Net cash provided by operating activities was $557,000 and $1,787,000 for the first six months of 1999 and 1998, respectively.

        Investing Activities.  The Company invests available funds primarily
        --------------------
in securities and loans to customers. Funds not otherwise used are invested in federal funds sold and interest-bearing demand accounts, primarily with the Federal Home Loan Bank.

        Financing Activities.  In addition to cash provided and used by
        --------------------
operating and investing activities, the Company receives and disburses cash in connection with customer deposit activities and pays dividends on its common
stock.   During the first six months of 1999, the Company paid off  $2,300,000 in notes payables issued as a result of the acquisitions of First State Bank Waskom and Jefferson National Bank.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at June 30, 1999 and December 31, 1998 was 1.35% and 1.30% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at June 30, 1999 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                         1999                      1998
                                                                  ---------------            --------------
Balance at beginning of period                                    $         1,701                     1,249
Charge-offs:
          Commercial, financial, and agricultural                               4                         7
          Real estate-mortgage                                                  9                        --
          Installment loans to individuals                                    241                       119
                                                                  ---------------            --------------
                                                                              254                       126
Recoveries:
          Commercial, financial, and agricultural                              42                        38
          Installment loans to individuals                                    127                        59
                                                                  ---------------            --------------
                                                                              169                        97
                                                                  ---------------            --------------

Net charge-offs                                                                85                        29
                                                                  ---------------            --------------
Additions charged to operations                                               300                       293
                                                                  ---------------            --------------
Balance at end of period                                          $         1,916                     1,513
                                                                  ===============            ==============

Ratio of net charge-offs (recoveries) during the period to
          average loans outstanding during the period                         .07%                       --
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

The following is a summary of the Company's problem loans as of June 30, 1999 and 1998.

                                                                               At June 30,
                                                                         1999               1998
                                                                   --------------     --------------
                                                                         (dollars in thousands)

Nonaccrual loans                                                   $           30                162
Restructured loans                                                             69                 --
Other impaired loans                                                           --                 --
Other real estate                                                             349                184
                                                                   --------------     --------------
          Total non-performing loans                                          448                346
                                                                   ==============     ==============

Loans past due 90+ days and still accruing                                     32                 30
                                                                   ==============     ==============

Other potential problem loans                                                  --                 --
                                                                   ==============     ==============

                                                                           For the six months
                                                                             ended June 30,
                                                                        1999               1998
                                                                   --------------     --------------
                                                                         (dollars in thousands)
Income that would have been recorded in
          accordance with original terms                           $            2                  5
Less income actually recorded                                                  --                 --
                                                                   --------------     --------------
Loss of income                                                     $            2                  5
                                                                   ==============     ==============


Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 51.2% at June 30, 1999) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 76% of the total as of June 30, 1999 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. Treasury holdings are currently positioned in a ladder structure. Three-year treasury bonds are purchased quarterly, held for two years, then sold with one year left to maturity to take advantage of the slope in the yield curve. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of June 30, 1999, floating rate securities made up 66% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons are a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

At June 30, 1999, the Company's level of structured notes was insignificant.

Securities are the Company's single largest interest-earning asset representing approximately 55% of total assets at June 30, 1999. The investment portfolio totaled $212.5 million at June 30, 1999, up from $205.4 million at December 31, 1998.

Recent Accounting Pronouncements Issued but not Effective
---------------------------------------------------------

FASB 133, Accounting for Derivative Instruments and Hedging Activities - This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement will be effective for the Company in the year beginning January 1, 2001. Due to the Company's limited use of derivative instruments, the effect of implementation of this new pronouncement is not expected to have a significant effect on the financial position or results of operations of the Company.


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

By June 30, 1999, the testing of the Company's information technology systems, such as the main computer system, check sorter, LAN & WAN networks, ATMs, PCs and core system software was substantially complete and all systems have either tested compliant or the appropriate upgrade and enhancement has been installed to remediate the identified problem.

All the non-information technology systems, including security systems, vaults, elevators and HVAC systems, have been identified and were tested by June 30, 1999. Like the information technology systems, all of the systems reviewed and tested to this point have been found to be Y2K compliant or an upgrade or enhancement has been added to remediate the identified problem.

The Company has also assessed the Y2K risks related to outside companies and businesses with which it relies to provide service to the Company's customers. Two of the primary concerns are electrical and telephone service. Representatives of the Company have been in contact with the various companies that provide these services in each of its locations and believe, based on representations given by third parties, that they will be able to provide continuous service to the Company in the new millennium. As the Company has become more reliant on its information technology system, a diesel generator to provide backup electrical power to the main bank location has been purchased. The generator has been installed and was operational by June 30, 1999.

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

The cost of replacing non-compliant Y2K hardware and software in 1998 was approximately $57,000. This amount does not include the purchase of a check sorter and a phone system for the main bank at a cost of approximately $220,000, as these items were targeted for replacement before it was determined that they were not Y2K compliant. This amount includes the salary of a person who was hired in 1998 to assist with the testing for Y2K, but does not include salary expense for the personnel that were already on staff. During the first six months of 1999, the Company spent approximately $28,000 on systems and testing related to Y2K.

The impact of the Y2K issues on the Company will depend not only on the corrective steps the Company takes, but will also depend on the way governmental agencies and other businesses react. Notwithstanding the Company's best efforts, there can be no assurance that all customers and third party vendors with whom the Company conducts business will adequately address their Y2K issues. With this in mind, the Company has developed contingency plans for implementation in the event a significant third party vendor does not adequately address the Y2K issues. These plans primarily involve using backup sites, alternate vendors or internal remediation.

The Company has surveyed various loan and deposit customers regarding their Y2K readiness and related issues to anticipate how the liquidity of the Company may be affected. The primary concerns of the Company are whether the Y2K issue may result in depositors withdrawing funds and whether additional cash reserves will be required to be on hand to fund liquidity needs of depositors. The Company has established credit lines at several large correspondents in an abundance of caution. The Company has reviewed its larger loan commitments to assess the Company's potential exposure to any of its borrower's lack of Y2K readiness. This credit risk will be used in calculating the provision for loan loss.

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

Forward-Looking Information
---------------------------

Statements and financial discussion and analysis by management contained throughout this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Various factors could cause actual results to differ materially from the forward-looking statements, including, without limitation, changes in interest rates and economic conditions, increased competition for deposits and loans adversely affecting rtes and terms, changes in availability of funds increasing costs or reducing liquidity, changes in applicable statutes and governmental regulations, the Company's ability to successfully complete its Y2K compliance project in time, and the loss of any member of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

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



                              HENDERSON CITIZENS BANCSHARES, INC.



Date:   August 11, 1999           By:  /s/ MILTON S. MCGEE, JR.
      -----------------------         -------------------------
                                      Milton S. McGee, Jr., CPA
                                      President






Date:   August 11, 1999           By:  /s/ REBECCA G. TANNER
      -----------------------         -------------------------
                                      Rebecca G. Tanner, CPA
                                      Chief Accounting Officer