Form 10-Q
period 1999-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 1999-11-10
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  ___________
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1999 Commission file number:
33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

             Texas                                  6712                      75-2371232
   ---------------------------------    ----------------------------      ------------------
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

                                 X    Yes     ______ No
                              ------

At September 30, 1999, 2,012,000 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                                  (unaudited)
                 (dollars in thousands, except share amounts)

                                                                  September 30,     December 31,
                                Assets                                1999              1998
                                ------                            -------------     ------------
Cash and due from banks                                           $    12,516            9,493
Interest-bearing deposits with
     other financial institutions                                       8,669           17,174
Federal funds sold                                                        615           10,230
Securities:
   Held-to-maturity, approximate market value of $63,385
     in 1999 and $75,904 in 1998                                       65,190           74,537
   Available-for-sale                                                 133,279          130,886
                                                                  -----------       ----------
                                                                      198,469          205,423
Loans, net                                                            138,358          129,263
Premises and equipment, net                                             6,421            6,202
Accrued interest receivable                                             2,973            3,706
Other assets                                                            8,305            5,428
                                                                  -----------       ----------
                                                                  $   376,326          386,919
                                                                  ===========       ==========
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Deposits:
   Demand - non interest-bearing                                       44,525           42,960
   Interest-bearing transaction accounts                               74,167           85,029
   Money market and savings                                            47,147           47,324
   Certificates of deposit and other time deposits                    173,287          170,407
                                                                  -----------       ----------
                      Total deposits                                  339,126          345,720
                                                                  -----------       ----------
Accrued interest payable                                                1,098            1,325
Notes payable                                                               0            2,282
Other liabilities                                                         717            1,681
                                                                  -----------       ----------
                                                                      340,941          351,008
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                            --               --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                  10,800           10,800
   Surplus                                                              5,400            5,400
   Retained earnings                                                   23,139           21,089
   Accumulated other comprehensive income (loss)                       (1,851)             649
                                                                  -----------       ----------
                                                                       37,488           37,938
  Less treasury stock, 148,000 shares in 1999
        and 143,626 shares in 1998, at cost                            (2,103)          (2,027)
                                                                  -----------       ----------
                        Total stockholders' equity                     35,385           35,911
Commitments and contingencies
                                                                  -----------       ----------
                                                                  $   376,326          386,919
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

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                                         Three months                  Nine months
                                                                     ended September 30,           ended September 30,

                                                                      1999            1998          1999           1998
                                                                   ----------      ---------      --------       --------
Interest income:
   Loans                                                           $    2,819          2,470         8,208          7,128
   Securities
        Taxable - available-for-sale                                    1,984          2,032         6,058          6,359
        Taxable - held-to-maturity                                        282            409           968          1,407
        Tax-exempt                                                        554            436         1,676          1,179
   Federal funds sold                                                      26             60           131            251
   Interest-bearing deposits with other financial
   institutions                                                            99            109           314            420
                                                                   ----------      ---------      --------       --------
          Total interest income                                         5,764          5,516        17,355         16,744
                                                                   ----------      ---------      --------       --------

Interest expense:
   Deposits:
        Transaction accounts                                              402            449         1,301          1,414
        Money market and savings                                          287            309           815            951
        Certificates of deposit and other time deposits                 2,169          2,069         6,455          6,259
   Other                                                                    3             10            14             25
                                                                   ----------      ---------      --------       --------
          Total interest expense                                        2,861          2,837         8,585          8,649
                                                                   ----------      ---------      --------       --------

          Net interest income                                           2,903          2,679         8,770          8,095

Provision for loan losses                                                 (30)           165           270            458
                                                                   ----------      ---------     ---------      ---------
          Net interest income after provision for loan losses           2,933          2,514         8,500          7,637
                                                                   ----------      ---------     ---------      ---------
Other income:
        Service charges, commissions, and fees                            939            802         2,670          2,209
        Income from fiduciary activities                                  260            197           766            602
        Gains on securities transactions, net                               0            216           187            282
        Other                                                             146            134           341            421
                                                                   ----------      ---------     ---------      ---------
          Total other income                                            1,345          1,349         3,964          3,514
                                                                   ----------      ---------     ---------      ---------

Other expenses:
        Salaries and employee benefits                                  1,673          1,448         5,014          4,374
        Occupancy and equipment                                           418            362         1,162          1,000
        Regulatory assessments                                             34             38           102            102
        Other                                                             866            745         2,501          2,175
                                                                   ----------      ---------     ---------      ---------
          Total other expenses                                          2,991          2,593         8,779          7,651
                                                                   ----------      ---------     ---------      ---------
          Income before income taxes                                    1,287          1,270         3,685          3,500

Income tax expense                                                        221            262           608            744
                                                                   ----------      ---------     ---------      ---------
               Net income                                          $    1,066          1,008         3,077          2,756
                                                                   ==========      =========     =========      =========

               Basic and diluted income per common share           $     0.53           0.50          1.53           1.37
                                                                   ==========      =========     =========      =========

               Average number of shares outstanding                 2,014,796      2,017,198     2,015,552      2,017,390
                                                                   ==========      =========     =========      =========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

   Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                  (unaudited)

                Nine months ended September 30, 1999 and 1998
          (dollars in thousands, except share and per share amounts)

                                                                                           Accumulated
                                                                                              Other                       Total
                                         Preferred     Common                Retained     Comprehensive    Treasury    Stockholders'
                                           Stock        Stock      Surplus   Earnings     Income (Loss)      Stock        Equity
                                       ------------    --------    -------   --------     -------------    --------    ------------
Balances at December 31, 1997          $         --      10,800      5,400     18,875              (335)     (2,011)         32,729

     Net Income                                  --          --         --      2,756                --          --           2,756

     Net change in unrealized gains
     (losses) on securities available
     for sale, net of tax                        --          --         --         --               889          --             889
                                                                                                                       ------------
        Total comprehensive income                                                                                            3,645

     Purchase of 620 shares
     of treasury stock                           --          --         --         --                --          (9)             (9)

     Cash dividends ($.48 per share)             --          --         --       (968)               --          --            (968)
                                       ------------    --------    -------   --------     -------------    --------    ------------
Balances at September 30, 1998         $         --      10,800      5,400     20,663               554      (2,020)         35,397
                                       ============    ========    =======   ========     =============    ========    ============

Balances at December 31, 1998          $         --      10,800      5,400     21,089               649      (2,027)         35,911

     Net Income                                  --          --         --      3,077                --          --           3,077

     Net change in unrealized gains
     (losses) on securities available
     for sale, net of tax                        --          --         --         --            (2,500)         --          (2,500)
                                                                                                                       ------------
        Total comprehensive income                                                                                              577

     Purchase of 4,374 shares
     of treasury stock                           --          --         --         --                --         (76)            (76)

     Cash dividends ($.51 per share)             --          --         --     (1,027)               --          --          (1,027)
                                       ------------    --------    -------   --------     -------------    --------    ------------
Balances at September 30, 1999         $         --      10,800      5,400     23,139            (1,851)     (2,103)         35,385
                                       ============    ========    =======   ========     =============    ========    ============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows
                                  (unaudited)

                 Nine months ended September 30, 1999 and 1998
                            (dollars in thousands)

                                                                                    1999             1998
                                                                                    ----             ----
Operating activities:
     Net income                                                                $    3,077           2,756
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of securities                                         298             327
               Net gains on securities transactions                                  (187)           (282)
               Provision for loan losses                                              270             458
               Depreciation and amortization                                          718             783
               Decrease in accrued interest receivable                                733             146
               Increase in other assets                                            (2,036)            (98)
               Decrease in accrued interest payable                                  (227)            (22)
               Decrease in other liabilities                                         (964)           (762)
                                                                               ----------        ---------
                    Net cash provided by operating activities                       1,682           3,306
                                                                               ----------        --------

Investing activities:
     Proceeds from maturities and paydowns of held-to-maturity securities          19,084          19,458
     Purchases of held-to-maturity securities                                      (8,426)        (15,390)
     Proceeds from sales of available-for-sale securities                          31,124          31,323
     Proceeds from maturities and paydowns of available-for-sale securities        25,957          36,511
     Purchases of available-for-sale securities                                   (64,685)        (50,839)
     Net increase in loans                                                         (9,095)        (14,437)
     Purchases of bank premises and equipment                                        (759)           (811)
                                                                               ----------        --------
                    Net cash provided by (used in) investing activities            (6,800)          5,815
                                                                               ----------        --------

Financing activities:
     Net decrease in deposits                                                     (6,594)          (8,048)
     Payment on notes payable                                                     (2,282)            (400)
     Cash dividends paid                                                          (1,027)          (1,291)
     Purchase of treasury stock                                                      (76)              (9)
                                                                               ----------        --------
                    Net cash used in financing activities                         (9,979)          (9,748)
                                                                               ----------        --------

                    Decrease in cash and cash equivalents                        (15,097)            (627)
Cash and cash equivalents at beginning of period                                  36,897           22,138
                                                                               ---------         --------
Cash and cash equivalents at end of period                                     $  21,800           21,511
                                                                               =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                              $     695              744
                                                                               =========         ========
Interest paid                                                                  $   8,812            8,671
                                                                               =========         ========

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1999

(1)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three year period ended December 31, 1998 included in the Company's 1998 Form 10-K.

(2)  Securities
     ----------

     The amortized cost (carrying value) and approximate market values of securities held-to-maturity at September 30, 1999, are summarized as follows (in thousands of dollars):

                                                             Gross              Gross
                                         Amortized        Unrealized         Unrealized      Market
                                           Cost              Gains             Losses        Value
                                        ----------        ----------         ----------    ---------
      U.S. Treasury                     $       --                --                 --           --
      U.S. Government agencies               3,005                 3                 --        3,008
      State and municipal                   47,293               218             (1,756)      45,755
      Mortgage-backed securities and
           collateralized mortgage
           obligations                      12,542                 2               (192)      12,352
      Other Securities                       2,350                --                (80)       2,270
                                        ----------        ----------         ----------    ---------
                                        $   65,190               223             (2,028)      63,385
                                        ----------        ----------         ----------    ---------

     The amortized cost and approximate market values (carrying value) of securities available-for-sale at September 30, 1999, are summarized as follows (in thousands of dollars):

                                                             Gross              Gross
                                        Amortized         Unrealized         Unrealized      Market
                                          Cost               Gains              Losses       Value
                                        ---------         ----------         -----------   ---------
      U.S. Treasury                     $  17,059                  8                 (72)     16,995
      U.S. Government agencies             50,399                 --              (1,465)     48,934
      State and municipal                      --                 --                   --         --
      Mortgage-backed securities and
           collateralized mortgage
           obligations                     68,159                103              (1,379)     66,883
      Other                                   467                 --                  --         467
                                        ---------         ----------         -----------   ---------
                                        $ 136,084                111              (2,916)    133,279
                                        ---------         ----------         -----------   ---------

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1999

(3)  Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars)


                                                                September 30,       December 31,
                                                                    1999                1998
                                                                -------------       ------------
                     Real estate mortgage                       $     74,515             64,204
                     Commercial and industrial                        34,750             34,632
                     Installment and other                            31,453             32,500
                                                                ------------        -----------
                               Total                                 140,718            131,336
                     Less:
                        Allowance for loan losses                     (2,161)            (1,701)
                        Unearned discount                               (199)              (372)
                                                                ------------        -----------
                               Loans, net                       $    138,358            129,263
                                                                ============        ===========

     Changes in the allowance for loan losses for the nine months ended September 30, 1999 and 1998 summarized as follows (in thousands of dollars):

                                                                        1999                1998
                                                                 -----------------   ----------------
                     Balance, January 1                           $      1,701              1,249
                        Provision charged to operating expense             270                458
                        Loans charged off                                 (744)              (328)
                        Recoveries on loans                                934                156
                                                                  ------------        -----------
                     Balance, September 30                        $      2,161              1,535
                                                                  ------------        -----------

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
    FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The following discussion and analysis of the financial condition and results of operations of the Company and its primary bank subsidiary, Citizens National Bank, Henderson, Texas, should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Acquisition
-----------

On December 11, 1998, the Bank acquired all of the outstanding shares of Jefferson National Bank, located at 109 E. Broadway, Jefferson, Texas, for a combination of cash and notes payable. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $31,913,000 and total deposits of $28,564,000. The Citizens National Bank merged operations of the Jefferson National Bank with the existing Citizens National Bank Jefferson branch at the close of business on December 11, 1998.

Results of Operations
---------------------

Net income for the first nine months of 1999 increased to $3,077,000 compared to $2,756,000 for the same period in 1998. Net interest income for the nine months ended September 30, 1999 was $8,770,000 compared to $8,095,000 for the same period in 1998. The Company made a provision of $270,000 to the allowance for loan losses during the first nine months of 1999. A provision of $458,000 was made for loan losses during the same period in 1998. The Company experienced a net gain on securities transactions totaling approximately $187,000 in the first nine months of 1999 compared to a net gain of $282,000 in the first nine months of 1998. Other income, excluding net gains on securities transactions, for the first nine months of 1999 was $3,777,000 compared to $3,232,000 for the same period in 1998. Total other expenses for the first nine months of 1999 were $8,779,000 compared to $7,651,000 for the same period in 1998. Income tax expense for the first nine months of 1999 and 1998 was $608,000 and $744,000, respectively.

Net income for the three months ended September 30, 1999 increased to $1,066,000 compared to $1,008,000 for the same period in 1998. Net interest income for the three months ended September 30, 1999 was $2,903,000 compared to $2,679,000 for the same period in 1998. The Company had a negative provision for loan losses of $30,000 during the three months ended September 30, 1999. A provision of $165,000 was made for loan losses during the same period in 1998. The Company experienced no net gain or loss on securities transactions in the three months ended September 30, 1999 compared to a net gain of $216,000 in the same period in 1998. Other income, excluding net gains on securities transactions, for the three months ended September 30, 1999 was $1,345,000 compared to $1,133,000 for the same period in 1998. Total other expenses for the three months ended September 30, 1999 were $2,991,000 compared to $2,593,000 for the same period in 1998. Income tax expense for the three months ended September 30, 1999 and 1998 was $221,000 and $262,000, respectively.

          Net Interest Income. For the nine months ended September 30, 1999, net
          -------------------
interest income was $8,770,000 compared to $8,095,000 for the first nine months of 1998. The increase is primarily the result of continued loan growth combined with growth in loans and deposits as a result of the acquisition of Jefferson National Bank in December 1998. Average rates earned generally remained unchanged while average rates paid were lower during the first nine months of 1999 as compared to the same period in 1998.

Net interest income for the three-month period ended September 30, 1999 was $2,903,000 compared to $2,679,000 in 1998. The increase is a result of the same factors noted in the previous paragraph for the first nine months of 1999 and 1998.

          Provision for Loan Losses. During the first nine months of 1999,
          -------------------------
the Company increased its allowance for loan losses through a provision of $270,000. The Company increased its allowance for loan losses during the same period of 1998 by a provision of $458,000.

For the three-month period ended September 30, 1999, the Company's allowance decreased by $30,000 primarily as a result of a net recovery situation during the period ($275,000). The Company had a significant recovery on one customer amounting to approximately $680,000. The Company increased its allowance for loan losses during the same period in 1998 by a provision of $165,000.

See additional information related to the Company's loan operations in the Allowance for Loan Loss section below.

          Other Income. Non-interest income, excluding securities gains/losses,
          ------------
was $3,777,000 for the first nine months of 1999 as compared to $3,232,000 in the first nine months of 1998. This increase is due to increases in service charges primarily through the initiation of an insufficient funds fee program in March 1998, and an increase in trust fee income. The Company experienced net gains on securities transactions for the first nine months of 1999 of $187,000 as well as net gains on securities transactions for the first nine months of 1998 of $282,000.

For the three months ended September 30, 1999, non-interest income, excluding securities gains was $1,345,000 compared to $1,133,000 for the same period in 1998, with the majority of the increase due to the insufficient funds fee income and an increase in trust fee income. The Company experienced no net realized gain/loss on securities transactions for the three months ended September 30, 1999 compared to a net gain on securities transactions of $216,000 for the three months ended September 30, 1998.

          Other Expenses. Other expenses for the nine-month period ended
          --------------
September 30, 1999 were $8,779,000 compared to $7,651,000 during the same period in 1998. The increase in other expenses is due to the increase in salary and related benefit expense resulting from the opening of an additional facility in Chandler, Texas and the acquisition of Jefferson National Bank in Jefferson, Texas. Other expenses also increased due to fees and expenses associated with the initiation of the insufficient funds fee program and the amortization of goodwill, which increased due to the acquisition of Jefferson National Bank.

For the three-month period ended September 30, 1999, other expenses were $2,991,000 compared to $2,593,000 during the same period in 1998. The increased in other expenses is due to the increase in salary and related benefit expense as a result of the opening of an additional facility in Chandler, Texas and the acquisition of Jefferson National Bank in Jefferson, Texas. Other expenses also increased due to the amortization of goodwill and the additional occupancy expenses that resulted due to the acquisition of Jefferson National Bank.

          Income Taxes. Income tax expense for the first nine months of 1999 was
          ------------
$608,000, compared to $744,000 in the same period in 1998. The effective tax rate for the first nine months of 1999 and 1998, respectively, was 16.5% and 21.3%. This effective rate is less than the statutory rate primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended September 30, 1999 and September 30, 1998 were $221,000 and $262,000 respectively. The effective tax rate for the three-month periods ended September 30, 1999 and 1998, respectively, was 17.2% and 20.6%. This effective rate is less than the statutory rate due to the same reasons stated above.

Financial Condition
-------------------

The Company's total assets at September 30, 1999 of $376,326,000 decreased from the total assets at December 31, 1998 of $386,919,000. The Company's loan portfolio grew 7.0% to $138,358,000 at September 30, 1999, up from $129,263,000 at December 31, 1998. Total deposits were $339,126,000 at September 30, 1999, compared to the December 31, 1998 total of $345,720,000. The decrease in deposits is partially attributed to a loss in public funds of approximately $4.7 million.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.9% at September 30, 1999 and 9.3% at December 31, 1998. The risk-based Tier I and Total capital ratios and the leverage ratio of Citizens National Bank amounted to 18.9%, 20.1%, and 8.9%, respectively at September 30, 1999 compared to 19.2%, 20.3%, and 8.8%, respectively, at December 31, 1998.

Liquidity and Capital Resources
-------------------------------

At September 30, 1999, the Company's cash and cash equivalents of $21,800,000 decreased significantly from the December 31, 1998 amount of $36,897,000. This decrease was due to decreased deposits as well as funds used to finance new loans. The Company's stockholders' equity at September 30, 1999 of $35,385,000 remains at a level considered adequate by management. Profits in excess of dividends paid to shareholders are reflected in the increase in undivided profits from 1998.

          Operating Activities. The Company uses cash in the conduct of its day-
          --------------------
to-day operations for such normal purposes as payroll, equipment and facilities acquisition and maintenance, advertising, data processing, customer service activity, and administrative activity. The Company generates cash from operations primarily from service charges and the net interest earned from the investment of customer deposits. Net cash provided by operating activities was $1,682,000 and $3,306,000 for the first nine months of 1999 and 1998, respectively.

          Investing Activities. The Company invests available funds primarily in
          --------------------
securities and loans to customers. Funds not otherwise used are invested in federal funds sold and interest-bearing demand accounts, primarily with the Federal Home Loan Bank.

          Financing Activities. In addition to cash provided and used by
          --------------------
operating and investing activities, the Company receives and disburses cash in connection with customer deposit activities and pays dividends on its common stock. During the first nine months of 1999, the Company paid off $2,300,000 in notes payables issued as a result of the acquisitions of First State Bank Waskom and Jefferson National Bank. Deposits decreased during the first nine months of 1999, which is partially attributable to a loss of public funds of approximately $4.7 million.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at September 30, 1999 and December 31, 1998 was 1.53% and 1.30% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at September 30, 1999 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also helps identify potential problems, if any, that are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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


                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                         For the Nine Months Ended
                                                                               September 30,
                                                                         1999                  1998
                                                                      --------               --------
Balance at beginning of period                                        $   1,701                 1,249
Charge-offs:
          Commercial, financial, and agricultural                           303                    25
          Real estate-mortgage                                               27                    --
          Installment loans to individuals                                  414                   303
                                                                      ---------              --------
                                                                            744                   328
Recoveries:
          Commercial, financial, and agricultural                           735                    54
          Real estate-mortgage                                               11                    --
          Installment loans to individuals                                  188                   102
                                                                      ---------              --------
                                                                            934                   156
                                                                      ---------              --------

Net recoveries                                                             (190)                 (172)
                                                                      ---------              --------
Additions charged to operations                                             270                   458
                                                                      ---------              --------
Balance at end of period                                              $   2,161                 1,535
                                                                      =========             =========
Ratio of net recoveries during the period to
          average loans outstanding during the period                      (.14)%                (.14)%
                                                                      =========             =========

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


The following is a summary of the Company's problem loans as of September 30, 1999 and 1998.

                                                             At September 30,
                                                           1999           1998
                                                         --------       --------
                                                          (dollars in thousands)
Nonaccrual loans                                         $    29            149
Restructured loans                                            --             --
Other impaired loans                                          --             --
Other real estate                                            318             --
                                                         -------         ------
          Total non-performing loans                         347            149
                                                         =======         ======

Loans past due 90+ days and still accruing                    69            182
                                                         =======         ======
Other potential problem loans                                 --             --
                                                         =======         ======

                                                            For the nine months
                                                            ended September 30,
                                                           1999            1998
                                                         -------         ------
                                                          (dollars in thousands)
Income that would have been recorded in
          accordance with original terms                 $     3              7
Less income actually recorded                                 --             --
                                                         -------         ------
Loss of income                                           $     3              7
                                                         =======         ======

Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 52.9% at September 30, 1999) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 74% of the total as of September 30, 1999 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of September 30, 1999, floating rate securities made up 66% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons are a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 53% of total assets at September 30, 1999. The investment portfolio totaled $198.4 million at September 30, 1999, down from $205.4 million at December 31, 1998.

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

By September 30, 1999, the testing of the Company's information technology systems, such as the main computer system, check sorter, LAN & WAN networks, ATMs, PCs and core system software was substantially complete and all systems have either tested compliant or the appropriate upgrade and enhancement has been installed to remediate the identified problem.

All the non-information technology systems, including security systems, vaults, elevators and HVAC systems, have been identified and were tested by September 30, 1999. Like the information technology systems, all of the systems reviewed and tested to this point have been found to be Y2K compliant or an upgrade or enhancement has been added to remediate the identified problem.

The Company has also assessed the Y2K risks related to outside companies and businesses with which it relies to provide service to the Company's customers. Two of the primary concerns are electrical and telephone service. Representatives of the Company have been in contact with the various companies that provide these services in each of its locations and believe, based on representations given by third parties, that they will be able to provide continuous service to the Company in the new millennium. As the Company has become more reliant on its information technology system, a diesel generator to provide backup electrical power to the main bank location has been purchased. The generator has been installed, tested, and was fully operational as of September 30, 1999.

The third principal Y2K concern is the Company's correspondent relationship with the Federal Reserve Bank for the transmission of electronic funds and wire transfers. Testing with the Federal Reserve has been completed and no significant problems have been indicated. The Company also maintains accounts with several major correspondent banks that could be used as alternate source for wire transfers and clearing checks.

The cost of replacing non-compliant Y2K hardware and software in 1998 was approximately $57,000. This amount does not include the purchase of a check sorter and a phone system for the main bank at a cost of approximately $220,000, as these items were targeted for replacement before it was determined that they were not Y2K compliant. This amount includes the salary of a person who was hired in 1998 to assist with the testing for Y2K, but does not include salary expense for the personnel that were already on staff. During the first nine months of 1999, the Company spent approximately $42,000 on systems and testing related to Y2K, in addition to approximately $30,000 spent on the generator and its installation.

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

One of the major challenges facing all banks is the notification of their Y2K readiness to their customers. During 1999, the Company conducted a survey to help address its customers' concerns, inserted statement stuffers detailing the Company's Y2K preparations, held seminars at the branch locations, and presented speakers at various civic club meetings. Representative of the Company also participated in a meeting sponsored by the City of Henderson to inform citizens about Y2K issues. The Company plans to mail an additional letter to customers in November outlining the final steps to be taken by the bank and to inform the customers how they may obtain information concerning their accounts or other Y2K related matters.

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


                                           HENDERSON CITIZENS BANCSHARES, INC.


Date:  November 10, 1999                     By: /s/ Milton S. McGee, Jr.
      -----------------------                    -----------------------------
                                                  Milton S. McGee, Jr., CPA
                                                  President




Date:  November 10, 1999                     By: /s/ Rebecca G. Tanner
     ------------------------                    ---------------------
                                                  Rebecca G. Tanner, CPA
                                                  Chief Accounting Officer