Form 10-K405
period 1999-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 2000-03-30
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended: December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from _________ to ________

                        Commission File Number 33-42286


                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

              Texas                                          75-2371232
(State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the price of the voting stock in the most recent sale transaction, which occurred on February 14, 2000, was $20,412,788. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Further, the shares of registrant held in trust by Citizens National Bank, Henderson, Texas, are assumed to be held by an affiliate of the registrant. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of the registrant's common stock, as of March 1, 2000: 2,001,834.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts II and III. With the exception of such specific references as appear in this report, the 1999 Annual Report to Shareholders is not deemed filed as part of this report. (Index to Exhibits is located on page Exhibits-1.)

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

     Neither the Company nor the Delaware BHC engages in any nonbanking activities at this time. If, in the future, the Company proposes to engage in any nonbanking activities through these corporations, it would be restricted to those nonbanking activities permitted under guidelines of the Board of Governors
of the Federal Reserve System (the "Federal Reserve Board").   As of December
31, 1999, the Company had, on a consolidated basis, total assets of approximately $393,446,000, total deposits of approximately $355,423,000, total loans (net of unearned discount and allowance for loan losses) of approximately $144,197,000, and total stockholders' equity of approximately $35,771,000.

The Delaware BHC
----------------

     The Delaware BHC is a wholly owned subsidiary of the Company, organized in 1991 under the laws of the State of Delaware for the purpose of becoming an
intermediate bank holding company.   The Delaware BHC owns 1,080,000 shares
(100%) of the issued and outstanding Citizens Bank Stock.

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

     During 1999, the Company purchased 5,274 shares of its common stock from ten shareholders at an average cost of $17.50 per share. These privately negotiated transactions all occurred after expiration of the tender offer. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

     On June 1, 1999, the Comptroller of Currency approved the establishment of two additional branch locations for the Citizens Bank; one located at 400 West Collin Street, Corsicana, Texas, and the second located at 1708 East End Boulevard North, Marshall, Texas.

     On December 20, 1999, the Citizens Bank opened their full service branch location in Marshall, Texas.

The Citizens Bank
-----------------

     General.
     -------

     The Citizens Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Office of the Comptroller of the Currency (the "Comptroller"), and was originally located at 101 East Main Street, Henderson, Texas. In 1973, the Citizens Bank moved to its current location at 201 West Main Street. The Citizens Bank operates branch offices in Henderson, Overton, Mount Enterprise, Jefferson, Malakoff, Chandler, Waskom, and Marshall, Texas. On March 24, 1997, the Citizens Bank opened a trust office in Corsicana, Texas. The Citizens Bank opened a loan production office at the Corsicana, Texas location in March of 1998. At December 31, 1999, the Citizens Bank had approximately $393,434,000 in assets, $355,776,000 in deposits, $144,197,000 in loans (net of unearned discount and allowance for loan losses), and $35,749,000 in shareholder's equity. The Citizens Bank is regulated and supervised by the Comptroller.

     Services.  The Citizens Bank is a full service bank offering a variety of
     --------
services to satisfy the needs of the consumer and commercial customers in the areas it serves. The Citizens Bank offers most types of loans, including commercial, agribusiness, credit card, consumer, mortgage, home equity, and real estate loans. The Citizens Bank also provides a wide range of consumer banking services, including savings and checking accounts, Master Money debit card, various savings programs, individual retirement accounts, safe deposit boxes, and automated teller machines. The Citizens Bank also offers trust services and automated clearinghouse payroll services. In 1992, the Citizens Bank began offering a wide array of investment products, such as annuities, mutual funds and discount brokerage services, to its customers. In 1994, the Citizens Bank began offering a 24 hour automated telephone account inquiry system, which was complemented in late 1995 by a loan-by-phone automated system. In January 1994, the Citizens Bank began a Community Development Corporation ("CDC"), which is a subsidiary of the bank, and offers affordable housing to lower income persons in Rusk County. In May 1996, the CDC was approved to make loans in Marion and Henderson Counties.

     On August 8, 1999, the Citizens Bank received approval to own an insurance subsidiary, HCB Insurance Agency, Inc., to perform general insurance agency activities in Mt. Enterprise, Texas.

     Saturday drive up banking has been offered at the Malakoff location since its acquisition in 1994. Saturday drive up banking has been offered in Henderson at the Southside branch since November 1995 and Saturday full service banking has been offered since April 1999. At the Chandler branch, Saturday drive up banking has been offered since April 1996. Saturday drive up banking has been offered by the Waskom branch since September 1998 and by the Jefferson branch since February 1998. Saturday drive up banking and Saturday full service banking has been offered at the Marshall branch since it was established in December 1999.

     Competition.  The Citizens Bank serves a large portion of the East Texas
     -----------
area with offices in Henderson, Overton, and Mount Enterprise, which includes Rusk County, Jefferson, which includes Marion County, Malakoff and Chandler, which includes Henderson County, and Waskom and Marshall which includes Harrison County. The activities in which the Citizens Bank engages are competitive. Each engaged activity involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. In addition to competing with other commercial banks within and outside their primary service areas, the Citizens Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds and securities brokers. The Citizens Bank also competes with suppliers of equipment in furnishing equipment financing and leasing services.

     Year 2000.  No significant problems related to the year 2000 ("Y2K") issue
     ---------
have been discovered with the Company's business systems or with any integral systems linking the Company to third party vendors. The Company's total cost of Y2K preparations was approximately $137,000. The cost of replacing non-compliant Y2K hardware and software combined with the expenses for related testing was approximately $107,000 of the total. Approximately $30,000 was also
spent on a generator and its installation.   The total amount does not include
the purchase of a check sorter and a phone system for the main bank facility at a cost of approximately $220,000, as these items were targeted for replacement before it was determined that they were not Y2K compliant. This amount does include the salary of an employee who was hired in 1998 to assist with the testing for Y2K but does not include salary expense for the personnel that were already on staff.

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

     Employees.  At December 31, 1999, the Citizens Bank employed approximately
     ---------
162 full-time and 34 part-time employees.

     The Banking Industry in East Texas.   The banking industry is affected by
     ----------------------------------
general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market cause a significant portion of the increase in the Company's nonperforming assets during that period.
During the early 1990's, the East Texas economy entered into a recovery and growth period that continues as we enter the year 2000. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. One area of concern continues to be the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

     Supervision and Regulation. Banking is a complex, highly regulated
     --------------------------
industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The following discussion of the regulatory environment under which bank holding companies and banks operate is intended only to provide the reader with a summary of some of the more material regulatory constraints upon the operation of bank holding companies and banks and does not purport to be a complete discussion of all regulatory constraints. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

     Bank Holding Company Regulation.  Both the Company and the Delaware BHC are
     -------------------------------
registered bank holding companies under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and are therefore subject to regulation and examination by the Federal Reserve Board. The Federal Reserve Board has broad oversight authority with respect to many aspects of the activities, operations and expansion of bank holding companies. For example, the Federal Reserve Board must grant prior approval of (i) certain acquisitions of banks or thrifts by bank holding companies; (ii) the engagement by bank holding companies or their subsidiaries in certain activities that are deemed to be closely related to banking; and (iii) transactions regarding the transfer of ownership of a bank holding company's stock that constitute a "change in bank control" under the provisions of the Change in Bank Control Act of 1978, as amended.

     The Bank Holding Company Act provides that a bank holding company must obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the voting stock or substantially all the assets of any bank or bank holding company. The Bank Holding Company Act also provides that, with certain exceptions, a bank holding company may not (i) engage in any activities other than those of banking or managing or controlling banks and other authorized subsidiaries or (ii) own or control more than 5% of the voting shares of any company that is not a bank. The Federal Reserve Board has deemed certain limited activities to be closely related to banking and therefore permissible in which a bank holding company may engage. In addition, applicable law restricts the extension of credit to any bank holding company by any subsidiary insured depository institution.

     Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act"), enacted on November 11, 1999, with an effective date of March 11, 2000, expands the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities, and activities that the Federal Reserve Board considers to be closely related to banking. A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the FDICIA prompt corrective action provisions (See "Bank Regulation" below), is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act. In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. Applicable law and regulation provide, however, that the amount of such investments are generally limited to 45% of the total assets of the bank, and such investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and such a subsidiary are subject to certain limitations. (See generally, the discussion of Transactions with Affiliates described under "Bank Regulation" below.)

     Under the Modernization Act, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. All implementing regulations under the Modernization Act have not yet been promulgated in final form, and the Company cannot predict the full sweep of the new legislation and has not yet determined whether it will elect to become a financial holding company.

     In addition, bank holding companies are required to file annual and other reports with, and furnish information regarding its business to, the Federal Reserve Board. The Federal Reserve Board has available to it several administrative remedies including cease-and-desist powers over parent holding companies and nonbanking subsidiaries where the actions of such companies would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve Board also has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Federal banking law provides that the Company and the Delaware BHC are able to acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. However, the board of directors of the Company and the Delaware BHC do not at this time have any plans to acquire or establish banks whether within the State of Texas or elsewhere.

     The Comptroller, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC") have adopted risk-based capital guidelines, which took effect on December 31, 1990. These guidelines set forth the calculation of banks and bank holding companies' capital to asset ratios by assigning a weight to all assets, including off-balance-sheet assets, and by defining the components that may be included in capital. The guidelines establish a capital ratio that compares an institution's qualifying capital base (the numerator of the risk-based capital) to its risk-weighted assets (the denominator of the ratio).

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

     Banks and bank holding companies are required to maintain a ratio of total capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets ("Tier 1 Capital Ratio") of at least 4.0%. Under these guidelines, the Company had a Total Capital Ratio of 19.58% and a Tier 1 Capital Ratio of 18.40% at December 31, 1999. The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

     In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage Capital Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Ratio of at least 4.0% for all other banks. The Comptroller, the FDIC and the Federal Reserve Board define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets are comprised of total assets less intangible assets. As of December 31, 1999, the Company's Leverage Capital Ratio was 8.96%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1999, the Federal Reserve Board had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

     As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company's ability to pay cash dividends depends upon the cash dividends it receives from the Citizens Bank through the Delaware BHC. The Company's only significant sources of income are (i) dividends paid by the Citizens Bank and (ii) the tax savings, if any, that result from the filing of consolidated income tax returns for the Company, the Delaware BHC and the Citizens Bank. The Company must pay all of its operating expenses from funds received by it from the Citizens Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company's operating expenses. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

     The ability of the Company to pay dividends is further restricted by the requirement that it maintain an adequate level of capital, on a consolidated basis, in accordance with guidelines of the Federal Reserve Board. Funds available for payment of dividends to its shareholders and other expenses will be provided primarily from dividends to the Company from the Delaware BHC, which will in turn, be received by the Delaware BHC from the Citizens Bank. The ability of the Citizens Bank to pay dividends is restricted by provisions of the National Bank Act. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- Dividends."


     Bank Regulation.  The Citizens Bank is chartered under the National Bank
     ---------------
Act and is subject to regulation, supervision and examination by the Comptroller and to regulation by both the Federal Reserve Board and the FDIC. The majority of the Citizens Bank' operations and activities are subject to regulation and supervision by one or more of the regulatory authorities noted above. For example, activities and operations of the Citizens Bank such as (i) extension of credit and lending activities, (ii) deposit collection activities; (iii) dividend payments; (iv) branch office operations; and (v) interstate expansion are regulated by at least one or more these regulatory agencies. The following is a summary of certain restrictions that are applicable to the operations of the Citizens Bank:

     Transactions with Affiliates. With respect to the federal legislation applicable to the Citizens Bank, the Federal Reserve Act, as amended by the Competitive Equality Banking Act of 1987, prohibits the Citizens Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of such transactions are substantially the same or at least as favorable to the Citizens Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of such comparable transactions, any transaction between the Citizens Bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered or would apply to nonaffiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Citizens Bank and its affiliates may not exceed 10% of the Citizens Bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Citizens Bank is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Citizens Bank, including the Company and the Delaware BHC, are deemed to be affiliates of the Citizens Bank.

     Loans to Insiders. Federal law also constrains the types and amounts of loans that the Citizens Bank may make to its executive officers, directors and principal shareholders. Among other requirements, such loans must be approved by the Citizens Bank's board of directors in advance and must be on terms and conditions as favorable to the Citizens Bank as those available to unrelated persons.

     Regulation of Lending Activities. Loans made by the Citizens Bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower and penalties to the Citizens Bank are provided for failure of the Citizens Bank to comply with such laws and regulations.

     Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide, subject to prior regulatory approval. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of the Citizens Bank's facilities and within its market areas. If other banks were to establish branch facilities near the Citizens Bank or any of its facilities, it is uncertain whether such branch facilities would have a materially adverse effect on the business of the Citizens Bank.

     In addition, in 1994 Congress adopted the Riegle-Neal Interstate Banking and Branching Efficiency Act. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. Current Texas law permits interstate branching only through acquisition of a financial institution that is at least 5 years old, and after the acquisition, the resulting institution and its affiliates cannot hold more than 20% of the total deposits in the state. Accordingly, a bank with its main office outside the state of Texas generally cannot branch on a de novo basis into Texas. The new law permits applicable regulatory authorities to approve de novo branching in Texas by institutions located in states that would permit Texas institutions to branch on a de novo basis into those states. Currently, the laws of 13 states provide such reciprocity, but it is possible that, over the next few years, additional states will provide for reciprocity in de novo branching.

     The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to insure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

     Dividends. All dividends paid by the Citizens Bank are paid to the Company, the sole indirect shareholder of the Citizens Bank, through the Delaware BHC. The general dividend policy of the Citizens Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations of the Company. The dividend policy of the Citizens Bank is subject to the discretion of the board of directors of the Citizens Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

     The ability of the Citizens Bank to pay dividends is restricted by provisions of the National Bank Act. Under the National Bank Act, the Citizens Bank generally may pay dividends to the extent of net profits. The prior approval of the Comptroller, or his designee, however, is required for any dividend by any national bank if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits (as defined) for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Comptroller also has the authority to prohibit a national bank from engaging in any activity that, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the Comptroller may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the Comptroller and the Federal Reserve Board have expressed the view that national banks and bank holding companies should refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

     The ability of the Citizens Bank to pay dividends is also restricted by the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the Comptroller and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and Leverage Capital Ratios of at least 3.0% for the most highly rated, financially sound banks and at least 4.0% for all other banks. Under the regulations, at December 31, 1999, the Citizens Bank had capital ratios as follows:

                          Tier 1                  Total                 Leverage
                       Capital Ratio          Capital Ratio           Capital Ratio
                    -------------------  -----------------------  ---------------------
                          18.39%                  19.57%                  8.98%

See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- Dividends."

     The exact amount of future dividends on the stock of the Citizens Bank will be a function of the profitability of the Citizens Bank in general and applicable tax rates in effect from year to year. The Bank's ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured.

     FDICIA. The FDIC Improvement Act of 1991 ("FDICIA") made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

     FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well capitalized" if it has a Total Capital Ratio of 10% or more, a Tier 1Capital Ratio of 6% or more and a Leverage Capital Ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a Total Capital Ratio of 8% or more, a Tier 1Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Capital Ratio of 3% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a Total Capital Ratio of less than 8%, a Tier 1Capital Ratio of less than 4% or a Leverage Capital Ratio of less than 4%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a Total Capital Ratio of less than 6%, a Tier 1Capital Ratio of less than 3% and a Leverage Capital Ratio of less than 3%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Capital Ratio of less than or equal to 2%. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position (but not to "critically undercapitalized") if it receives a less-than-satisfactory examination rating by its examiners with respect to its asset quality, management, earnings or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

     If a national bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the Comptroller. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the FDIC of a capital restoration plan for the bank.

     Furthermore, if a national bank is classified as undercapitalized, the Comptroller may take certain actions to correct the capital position of the bank. If a bank is classified as "significantly undercapitalized" or "critically undercapitalized," the Comptroller is required to take one or more prompt corrective actions. These actions include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as "critically undercapitalized," FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

     Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. "Well capitalized" banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The Comptroller may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the Comptroller determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

     Deposit Insurance. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it has been classified by the FDIC. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2000 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2000 to a debt service assessment of $0.016 per one hundred dollars of deposits to help recapitalize the Savings Association Insurance Fund of the FDIC. Under these assessment criteria, the Citizens Bank is required to pay annual deposit premiums to the FDIC in the amount of $0.016 per hundred dollars of deposits. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Citizens Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Citizens Bank's earnings.

     FIRREA.  The Financial Institution Reform, Recovery and Enforcement Act of
     ------
1989 ("FIRREA") was signed into law on August 9, 1989. This legislation includes various provisions that affect or may affect the Company, the Delaware BHC and the Citizens Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

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

     FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain "institution-affiliated parties" (primarily including management, employees and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs) who knowingly or recklessly either violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorized the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

       Governmental Monetary Policies.  The commercial banking business is
       ------------------------------
affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve Board. Those monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Citizens Bank, therefore, cannot be predicted accurately.

     Management of the Company and the Citizens Bank cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and polices and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

     The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.


ITEM 2.  PROPERTIES

     The Citizens Bank owns its main banking office and eight branch offices, and leases one facility for a trust and loan production office. The main office is a two-story, 33,000-square-foot office building located at 201 West Main Street, Henderson, Texas, and is the location where the majority of the Citizens Bank's business is conducted. It is also the location where the Company's offices are located. There is a six-lane drive-in facility located directly behind the Citizens Bank's main office. An automated teller machine ("ATM") is also located in a separate building at this address. The Citizens Bank has five additional ATMs in Henderson, Texas, located (i) in a convenience store at 321 State Highway 64 West, (ii) in a convenience store at 1414 West Main Street,
(iii) in the local hospital at 300 Wilson, (iv) in a convenience store at 2404 Highway 79 South, and (v) in a convenience store at the traffic star which is located at the intersection of U.S. Highways 79 and 259 and State Highways 64 and 43.

     The Citizens Bank has eight branch offices and one trust office. The Southside branch office is located at 1610 Highway 79 South, Henderson, Texas. The Southside branch office contains approximately 4,200 square feet and has a three-lane drive-in facility. The Overton branch office is located at 307 South Commerce Street, Overton, Texas. The Overton branch has approximately 1,076 square feet, one drive-in lane and one ATM. The Overton branch also maintains an ATM at Kilgore College in Kilgore, Texas. The Mount Enterprise branch office is located on Highway 84 in Mount Enterprise, Texas. The Mount Enterprise branch facility has approximately 9,000 square feet, a two-lane drive-in facility, and one ATM. The Jefferson branch office is located at 109 East Broadway,
Jefferson, Texas.    The Jefferson branch office contains approximately 7,000
square feet and three drive-in lanes. An ATM is located behind the Jefferson branch office at 109 East Broadway. The Jefferson branch also maintains an ATM located at a convenience store at 105 South Walcott and in a grocery store at 404 E. Broadway, Jefferson, Texas. The Malakoff branch is located at 115 West Royall Boulevard, Malakoff, Texas. The Malakoff branch facility has approximately 10,000 square feet, a three-lane drive-in facility and one ATM. The Chandler branch office is located at 105 Highway 31 East, Chandler, Texas. The Chandler branch office contains approximately 1,600 square feet, one drive-in lane and an ATM. A speed of service drive-in facility with three drive-in lanes and one drive up ATM is located at 230 Highway 31 East, Chandler, Texas. The Waskom branch is located at 745 Spur 156, Waskom, Texas. The Waskom branch office contains approximately 6,000 square feet with one drive-in lane attached to the building. One remote drive-in lane and one drive up ATM are also located on the same property. The Marshall branch is located at 1708 East End Boulevard North, Marshall, Texas. Currently, the Marshall branch is located in a leased modular building with two attached drive-in lanes and an ATM until construction is completed on a permanent branch facility at the same location. The Marshall branch also has one ATM located in a convenience store at 401 Pinecrest. The trust and loan production office is located at 400 W. Collin Street, Corsicana, Texas. This office is in a leased building that has approximately 4,000 square feet.

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

     A vote of the shareholders of the Company was not taken during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                               MARKET FOR STOCK

     There is no established public market for the shares of the $5.00 par value per share common stock of the Company (the "Company Stock"). The following table shows (i) the high and low sales price for each sale of the common stock of the Company indicated for which the management of the Company had knowledge of the prices involved through March 1, 2000, (ii) the number of such transactions for the periods indicated, and (iii) the total number of shares traded in such transactions. THESE PRICES REFLECT ONLY THE TRANSACTIONS WITH RESPECT TO WHICH MANAGEMENT OF THE COMPANY HAS KNOWLEDGE OF THE PURCHASE PRICE. TRADE PRICES ARE REPORTED ON AN INFORMAL BASIS, AND NO INDEPENDENT VERIFICATION OF THE TRADE PRICES HAS BEEN MADE. THEY ARE THE RESULT OF ISOLATED TRANSACTIONS AND ARE NOT NECESSARILY INDICATIVE OF THE ACTUAL OR MARKET VALUE OF SUCH SECURITIES.

                                                                            Company Stock
                                     -------------------------------------------------------------------------------------------
                                                                                           NUMBER OF                 NUMBER OF
                                                                                          TRANSACTIONS                 SHARES
2000                                   LOW                 HIGH                           REPRESENTED               REPRESENTED
----                                 -------              -------                        --------------             ------------
First Quarter
(Through March
1, 2000)                              17.50                17.50                               2                        9,266

1999
----
First Quarter                         14.50                17.50                               5                        1,063

Second Quarter                        17.50                17.50                               -                           -

Third Quarter                         17.50                17.50                               7                        3,674

Fourth Quarter                        17.50                17.50                               1                          900

1998
----
First Quarter                         14.50                14.50                               -                           -

Second Quarter                        14.50                14.50                               3                           28

Third Quarter                         14.50                14.50                               3                          600

Fourth Quarter                        14.50                14.50                               7                        3,500


          As of March 1, 2000, there were 410 shareholders of record.

                                   DIVIDENDS

     The Company declared quarterly dividends on the Company Stock during 1999 that approximated $343,000 (or $0.17 per share) for the first quarter of 1999, $343,000 (or $0.17 per share) for the second quarter of 1999, $343,000 (or $0.17 per share) for the third quarter of 1999, and $342,000 (or $0.17 per share) for the fourth quarter of 1999. The Company paid four quarterly dividends on the Company stock during 1999. On January 4, 1999, the Company paid a dividend on the Company stock that approximated $323,000. On March 31, 1999, the Company paid a dividend on the Company stock that approximated $343,000 (or $0.17 per share). On June 30, 1999 the Company paid a dividend on the Company stock that approximated $343,000 (or $0.17 per share). On September 30, 1999 the Company paid a dividend on the Company stock that approximated $343,000 (or $0.17 per share). The amount and timing of future dividend payments will be determined by the Board and will depend upon a number of factors, including the extent of funds legally available therefor and the earnings, business prospects, acquisition opportunities, cash needs, financial condition and regulatory and capital requirements of the Company, the Delaware BHC and the Citizens Bank.

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

     The ability of the Company, the Delaware BHC, and the Citizens Bank to pay dividends is also restricted by the requirement that they maintain adequate levels of capital (on a consolidated basis, in the case of the Company and the Delaware BHC) in accordance with guidelines promulgated from time to time by the Comptroller, in the case of the Citizens Bank, and the Federal Reserve Board, in the case of the Company and the Delaware BHC. The Comptroller, the Federal Reserve Board and the FDIC have adopted risk-based capital guidelines. Federal Reserve Board guidelines require the Company to maintain a Tier 1 Capital Ratio of at least 4.0%, a Total Capital Ratio of at least 8.0% and a Leverage Capital Ratio of at least 4.0%. The Company's Tier 1 Capital, Total Capital Ratio and Leverage Capital Ratio at December 31, 1999 were 18.40%, 19.58% and 8.96%, respectively, and thus were above the regulatory minimums. See "ITEM 1. BUSINESS -- Supervision and Regulation." As of December 31, 1999, neither the Company nor the Citizens Bank had entered into any agreement with any regulatory authority requiring the Company or the Citizens Bank to maintain higher ratios than regulations normally require. The ability of the Company (as a Texas corporation) to pay dividends is restricted by Texas law, which provides that a corporation may pay dividends only out of unreserved and unrestricted earnings surplus of the corporation and is directly tied to the Citizens Bank' ability to pay dividends.


ITEM 6.  SELECTED FINANCIAL DATA

     Information in response to Item 6 is presented on the inside front cover page of the accompanying 1999 Annual Report to Shareholders, which page is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required in response to this item is presented on pages 5 through 32 of the accompanying 1999 Annual Report to Shareholders, which pages are hereby incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required in response to this item is presented on pages 13 through 14 of the accompanying 1999 Annual Report to Shareholders, which pages are hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries, included on pages 32 through 59 of the accompanying 1999 Annual Report to Shareholders, are hereby incorporated by reference.

     Independent Auditors' Report for the Years ended December 31, 1999, 1998 and 1997.
     Consolidated Balance Sheets - December 31, 1999 and 1998.
     Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997.
     Consolidated Statements of Stockholders' Equity and Comprehensive Income-Years ended December 31, 1999, 1998 and 1997.
     Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997.
     Notes to Consolidated Financial Statements.


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

     Name (age)                         Positions held with the Company
     ----------                         -------------------------------
     David Alford (31)                  Director
     E. Landon Alford (64)              Director and Chairman of the Board
     R.M. Ballenger (79)                Director
     Kenneth Black (53)                 Vice President
     Stayton M. Bonner, Jr. (47)        Director
     David J. Burks (76)                Director
     Billy Crawford (75)                Director
     Sheila Gresham (45)                Director
     James Michael Kangerga (47)        Director
     J. Mark Mann (44)                  Director
     Milton S. McGee, Jr. (50)          Director, President and Chief Executive
                                        Officer
     Charles H. Richardson (78)         Director
     Nelwyn Richardson (50)             Secretary
     Jeff Scribner (43)                 Vice President
     Rebecca G. Tanner (44)             Vice President, Treasurer, CFO and CAO
     Tony Wooster (55)                  Director
     William E. Wylie (56)              Director

Business Experience
-------------------

     David Alford has served as a director of the Company since November 1999. Mr. Alford has served as a director of the Citizens Bank since November 1999 and has served on several committees of the Citizens Bank since 1999. Mr. Alford also serves as a director of H.C.B. Inc., a Texas corporation ("HCB") and an affiliate of the Company. Mr. Alford has been employed with Alford Investments since 1991.

     E. Landon Alford has served as a director of the Company since November
1990 and as a director of the Citizens Bank since 1958.   Mr. Alford became the
Chairman of the Board of Directors of both the Company and the Citizens Bank during July 1992. Mr. Alford has served on various Board of Directors' committees at the Citizens Bank since 1958. Mr. Alford is also Chairman of the Board of HCB. Mr. Alford has been Managing Partner of Alford Investments since September 1959.

     R. M. (Max) Ballenger has served as a director of the Company since November 1990. Mr. Ballenger has served as a director of the Citizens Bank since 1980 and has served on several committees of the Citizens Bank since 1980. Mr. Ballenger also serves as a director of HCB. Mr. Ballenger has been the owner of Max Ballenger Real Estate & Lease Brokerage for over 25 years.

     Kenneth Black has served as Vice President of the Company since 1999. Mr. Black has served as Senior Vice President of the Citizens Bank since January 1999. Prior to that, Mr. Black had served as Vice President of the Citizens Bank since September 1994.

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

     James M. Kangerga has served as a director of the Company since November 1990 and as a director of the Citizens Bank since March 1989. He has served on numerous committees of the Citizens Bank Board of Directors since March 1989. Mr. Kangerga also serves as a director of HCB. Mr. Kangerga has been a 50% owner and a real estate broker in Rusk County Investments, Inc. since 1985. He has performed bookkeeping functions for Michael Kangerga and M. Kangerga & Bro. since 1980.

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

     Charles H. Richardson has served as a director of the Company since November 1990 and as a director of the Citizens Bank since 1962. He has served on several committees of the Board of Directors of the Citizens Bank since 1962. Mr. Richardson also serves as a director of HCB. Prior to his retirement over eight years ago, Mr. Richardson was a professor at Kilgore College.

     Nelwyn Richardson has served as Secretary of the Company since 1990. Ms. Richardson has served as Senior Vice President of the Citizens Bank since 1995 and as Vice President since 1979. She has served on the Investment Committee since 1986. Ms. Richardson is also an officer of HCB.

     Jeff Scribner has served as Vice President of the Company since 1999. Mr. Scribner has served as Senior Vice President of the Citizens Bank since 1999 and as Vice President since 1995. Prior to that, Mr. Scribner served as Vice President for NationsBank in Dallas for approximately three years. Mr. Scribner has served on the Trust Committee since 1995.

         Rebecca G. Tanner has served as Chief Accounting Officer of the Company since 1990. Since December 1999, she has also served as Vice President, Treasurer and Chief Financial Officer of the Company. Ms. Tanner has served as Vice President and Controller of the Citizens Bank since September 1991. Ms. Tanner is also an officer of HCB.

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

         William E. Wylie has served as a director of the Company since November 1999 and as a director of the Citizens Bank since 1999. Mr. Wylie is an estate and probate attorney in Tyler, Texas. Mr. Wylie has been a member of various Board of Directors' committees at the Citizens Bank since 1999. Mr. Wylie also serves as a director of HCB.

Family Relationships
--------------------

         Charles Richardson, a director of the Company, HCB, and the Citizens Bank, is the uncle of Stayton M. Bonner, Jr., who is also a director of the Company, HCB, and the Citizens Bank. David Alford, a director of the Company, HCB, and the Citizens Bank, is the son of Landon Alford, who is also a director of the Company, HCB, and the Citizens Bank. There are no other family relationships between the members of the Board of Directors or executive officers of the Company or the Citizens Bank.

ITEM 11. EXECUTIVE COMPENSATION

         Executive officers of the Company receive no compensation from the Company, but are compensated for their services to the Company by the Citizens Bank by virtue of the positions they hold in the Citizens Bank. The total compensation for the periods indicated of Milton S. McGee, Jr., President and Chief Executive Officer of the Company is set forth below. No other executive officer of the Company or the Citizens Bank received a salary and bonus exceeding $100,000 in the aggregate during 1999, 1998 or 1997.

                                             Summary Compensation Table

                                                             Annual Compensation
                             ------------------------------------------------------------------------------------
   Name and Principal                                                                            All Other
       Position                            Year              Salary(1)          Bonus          Compensation(2)
     ------------                        --------           ------------     ------------     -------------------
Milton S. McGee, Jr.                       1999                $185,820          $93,570           $27,558
President and Chief Executive              1998                 173,400           91,900            25,162
Officer of the Company, the                1997                 165,600           80,600            23,238
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

     During 1998, the Company established a Performance and Retention Plan (the "PAR Plan") whereby certain employees are provided incentive compensation opportunities at the discretion of the Compensation Committee of the Board of Directors. Such incentive compensation generally provides vesting over five years.

     The value of potential future payouts, if any, under the PAR Plan are a function of the number of PAR units awarded to the individual and the Company's return on assets or net income after tax at the Citizens Bank during the performance period. A more detailed discussion of the PAR Plan is set forth herein. The following table sets forth awards granted under the PAR Plan to Mr. McGee during 1999 and 1998.

                                  Long-Term Incentive Plans-Awards in Last Fiscal Year


                                                           Performance
                                                             or Other               Estimated future payouts under
                                        Number of          Period Until              non-stock price-based plans
                                    Shares, Units or        Maturation       --------------------------------------------
Name of Individual                    Other Rights          or Payout         Threshold         Target          Maximum
--------------------------        ---------------------------------------------------------------------------------------
Milton S. McGee, Jr.                       540               1/1/2004               -          $43,200         $64,800
Milton S. McGee, Jr.                       785               1/1/2003               -           54,950          94,200


Director Compensation
---------------------

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

     The Citizens Bank expensed approximately $368,000 in 1999, $345,000 to the profit sharing plan in 1998, and $303,000 in 1997. The Citizens Bank's contributions during 1999, 1998 and 1997 to the account of Milton S. McGee, Jr. are as follows. Such amounts are included under the column captioned All Other Compensation in the Summary Compensation Table.

        Name of Individual
        or Number in Group                    Contributions of the Citizens Bank
--------------------------------  ----------------------------------------------------------
                                         1999                1998                1997
                                  ------------------  -------------------  -----------------
Milton S. McGee, Jr.                    $22,789              $21,784            $20,141

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

Non-Qualified Deferred Compensation Plan
----------------------------------------

     On November 18, 1998, the Citizens Bank adopted the Citizens National Bank Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan"), effective January 1, 1999, to permit certain select management employees of the Citizens Bank to defer the payment of a percentage of their compensation and to provide for certain contributions by the Citizens Bank to augment such employees' retirement income in addition to what is provided for under the tax qualified plans of the Bank. The Deferred Compensation Plan is administered by the Citizens Bank.

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

     Amounts deferred at the election of the participant are immediately fully vested. Contributions made by the Citizens Bank become vested in a participant's account over a five-year period based on the number of years of service the participant completes with the Citizens Bank. All contributions become fully vested upon retirement, disability, and death or upon a change in control of the
Citizens Bank or the Company.   Payment under the Deferred Compensation Plan is
made in either a single cash lump sum or in annual payments over a period of years as selected by the participant.

     This summary is qualified in its entirety by the text of the Citizens National Bank Non-Qualified Deferred Compensation Plan.


1998 Performance and Retention Plan
-----------------------------------

     On November 18, 1998, the Citizens Bank adopted the Citizens National Bank 1998 Performance and Retention Plan (the "PAR Plan"), effective January 1, 1998, for the purpose of providing incentive compensation opportunities to certain key employees for their past and future services to the Citizens Bank and to offer such key employees an inducement to remain as employees. In addition, the PAR Plan is intended to offer an inducement to secure the services of other persons capable of fulfilling key positions by providing incentive compensation opportunities.

     The PAR Plan grants Performance and Retention Units ("PARs") to key employees of the Citizens Bank as selected by the committee that administers the PAR Plan. The PARs entitle participants to a cash payment equal to the amount by which the final PAR value exceeds the grant PAR value over the course of the performance period. The grant PAR value is determined by the committee at the beginning of the performance period and is set out in the PAR agreement executed by the Citizens Bank and the participant. The final PAR value is determined based upon the performance of financial and non-financial performance goals set by the committee at the beginning of the performance period and is related to the appreciation in the value of the greater of (i) return on assets or (ii) net income after tax at the Citizens Bank (before PAR payment of the Citizens Bank).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
----------------------

     At March 1, 2000, the Company had 410 shareholders of record. The following table sets forth information concerning the securities of the Company owned beneficially at such time by each person, group or entity known by the Company to own beneficially more than 5% of the shares of any class of such securities.

       Name and Address of               Number and Percent of Shares
        Beneficial Owner                  Owned of Company Stock(1)
        ----------------                  -------------------------
        E. Landon Alford                      140,228 / 7.00%(2)
        P. O. Box 67
        Henderson, TX 75653

        John R. Alford, Jr.                   165,040 / 8.24%
        8100 Hickory Creek Drive
        Austin, TX 78735

        Stayton M. Bonner, Jr.                154,026 / 7.69%(3)
        P. O. Box 1833
        Henderson, TX 75653

        Michael Kangerga                      132,978 / 6.64%
        102 1/2 E. Main Street
        Henderson, TX 75652

        Ella Langdon Alford Trust             161,016 / 8.04%
        P. O. Box 10
        Brixey, MO 65618

        Citizens National Bank                132,840 / 6.64%(4)
        and Stayton M. Bonner, Trustees
        P. O. Box 1009
        Henderson, TX 75653

(1) Unless otherwise indicated, all shares listed are held of record by the individual indicated with sole power to vote and to dispose of such shares. Percentages are based on 2,001,834 shares outstanding.

(2)  Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

(3) Includes 18,102 shares owned by Odyssey Partners LTD. for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Citizens Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4) The shares are held in three trusts for the benefit of various individuals. Stayton M. Bonner, Jr., a director of the Citizens Bank and the Company, is a beneficiary and co-trustee with the Citizens Bank of one of the trusts, which owns 44,280 shares, or 2.21% of Company Stock. In addition, it appears that Mr. Bonner is also co-trustee with the Citizens Bank (but not a beneficiary) of two such trusts, which own an aggregate of 88,560 shares, or 4.42%, of the Company Stock. The shares held in all three trusts are voted solely by Mr. Bonner.

Management
----------

     The following table sets forth the number of shares of the Company Stock beneficially owned (i) by each director of the Company and (ii) by the directors and executive officers of the Company as a group as of March 1, 2000.
                                             Number and Percent of Shares
Name                                          Owned of Company Stock(1)
----                                          -------------------------
       E. Landon Alford                           140,228 / 7.00%(2)

       David Alford                                 8,932 / 0.45%

       R. M. Ballenger                                800 / 0.04%

       Stayton M. Bonner, Jr.                     154,026 / 7.69%

       David J. Burks                               9,775 / 0.49%

       Billy Crawford                               1,000 / 0.05%

       Sheila Gresham                               6,120 / 0.31%

       James M. Kangerga                            9,188 / 0.46%

       J. Mark Mann                                 5,710 / 0.29%(4)

       Milton S. McGee, Jr.                         8,536 / 0.43%(5)

       Charles H. Richardson                       24,160 / 1.21%(6)

       Tony Wooster                                1,800 / 0.09%(7)

       William E. Wylie                            5,200 / 0.26%

       Directors and executive officers of the     376,355/ 18.80%(8)
       Company as a group (17 Persons)

(1) Unless otherwise indicated, all shares listed are held of record by the individual indicated with the sole power to vote and dispose of such shares. Percentages are based on 2,001,834 shares outstanding.

(2)  Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

(3) Includes 18,102 shares owned by Odyssey Partners LTD for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Citizens Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4)  Shares are held jointly by Mr. Mann and his wife, Debra Mann.

(5)  Includes 50 shares owned by Mr. McGee's minor son, Derek W. McGee.
     Includes 6,648 shares held jointly by Mr. McGee and his wife, Sharla McGee. Includes 1,838 shares controlled by Mr. McGee as beneficiary of the estate of his mother, Agatha McGee.

(6) Includes 2,160 shares held jointly by Mr. Richardson and his wife, Ruebe Gene Shaw Richardson.

(7)  Shares are held jointly by Mr. Wooster and his wife, Sue Wooster.

(8) Any discrepancy between the actual total of the percentages and the stated total percentage is due to rounding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Citizens Bank has had, and is expected to have in the future, banking transactions in the ordinary course of business with certain of the Company's and the Citizens Bank's respective directors, executive officers and their "associates." Management of the Company and the Citizens Bank believe that all such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See THE COMPANY CONSOLIDATED FINANCIAL STATEMENTS, Footnote 6, reflected on page 48 of the 1999 Annual Report to Shareholders.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of Report.

     1.   Financial Statements

          The consolidated financial statements for 1999, 1998 and 1997 as listed in Item 8 of this report, together with the report of KPMG LLP dated March 3, 2000 appearing on pages 33 through 60 of the accompanying 1999 Annual Report to Shareholders are incorporated herein by reference.

     2.  Financial Statement Schedules

          None

     3.  Exhibits

          13.1 Henderson Citizens Bancshares, Inc. 1999 Annual Report to Shareholders.

          21.1  Subsidiaries of registrant.

          27.1  Financial Data Schedule.

(b)  Reports on Form 8 - K.

     There were no reports on Form 8 - K filed during the fourth quarter of 1999.

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

          10.3 Amendment One to the Change in Control Agreement Between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr. dated December 31, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

          10.4 Citizens National Bank Non-Qualified Deferred Compensation Plan dated November 18, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

          10.5 Citizens National Bank 1998 Performance and Retention Plan dated November 18, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).


          10.6 Citizens National Bank Employee Severance Protection Plan dated November 18, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HENDERSON CITIZENS BANCSHARES, INC.


                              By:  /S/ Milton S. McGee, Jr.
                                   ------------------------
                                    Milton S. McGee, Jr., President
                                    and Chief Executive Officer (Principal
                                    Executive Officer)

                              By:  /S/ Rebecca Tanner
                                   ------------------
                                    Rebecca Tanner
                                    Vice President, Treasurer and Chief
                                    Financial Officer (Principal Financial
                                    Officer) and Chief Accounting
                                    Officer (Principal Accounting Officer)


Date:  March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signatures                           Title                         Date
             ----------                           -----                         ----

/S/ E. Landon Alford                    Director and Chairman of           March 28, 2000
---------------------------------------         the Board
E. Landon Alford

/S/ David Alford                                Director                   March 28, 2000
---------------------------------------
David Alford

/S/ R. M. Ballenger                             Director                   March 28, 2000
---------------------------------------
R. M. Ballenger

/S/ Stayton M. Bonner, Jr.                      Director                   March 28, 2000
---------------------------------------
Stayton M. Bonner, Jr.

/S/ D. J. Burks                                 Director                   March 28, 2000
---------------------------------------
D. J. Burks

/S/ Billy Crawford                              Director                   March 28, 2000
---------------------------------------
Billy Crawford


/S/ Sheila Gresham                              Director                   March 28, 2000
---------------------------------------
Sheila Gresham

/S/ James Michael Kangerga                      Director                   March 28, 2000
---------------------------------------
James Michael Kangerga

/S/ J. Mark Mann                                Director                   March 28, 2000
---------------------------------------
J. Mark Mann

/S/ Charles H. Richardson                       Director                   March 28, 2000
---------------------------------------
Charles H. Richardson

/S/ Tony Wooster                                Director                   March 28, 2000
---------------------------------------
Tony Wooster

/S/ William E. Wylie                            Director                   March 28, 2000
---------------------------------------
William E. Wylie

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The following items will be sent to the shareholders of record of the Company on or before March 30, 2000, and copies of such information shall be sent to the Securities and Exchange Commission on or before such time:

     (1) 1999 Annual Report to Shareholders

     (2) Notice of Annual Meeting of Shareholders and Proxy Statement

     (3) Proxy Card

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              ___________________

                                   EXHIBITS

                                    to the

                            FORM 10-K ANNUAL REPORT

                                     under

                      THE SECURITIES EXCHANGE ACT OF 1934
                          for the fiscal year ended:
                               December 31, 1999

                              ___________________

                              HENDERSON CITIZENS
                               BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)


         TEXAS                                             75-2371232
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

  201 West Main Street
  P.O. Box 1009,
  Henderson, Texas                                         75653
  (Address of principal                                    (Zip Code)
   executive offices)
                                 (903) 657-8521
             (Registrant's telephone number, including area code)

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

10.3 Amendment One to the Change in Control Agreement Between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr. dated December 16, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.4 Citizens National Bank Non-Qualified Deferred Compensation Plan dated November 18, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.5 Citizens National Bank 1998 Performance and Retention Plan dated November 18, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.6 Citizens National Bank Employee Severance Protection Plan dated November 18, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

13.1  Henderson Citizens Bancshares, Inc. 1999 Annual Report to Shareholders.

21.1  Subsidiaries of registrant.

27.1  Financial Data Schedule.