Form 10-Q
period 2000-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 2000-05-15
CIK 878355

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 16(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000    Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

              Texas                                  6712                                75-2371232
---------------------------------                    ----                                ----------
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

                               X  Yes  ______No
                              ---


 At March 31, 2000, 2,000,434 shares of Common Stock, $5.00 par value, were outstanding.

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements



             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets
                 (dollars in thousands, except share amounts)



                                                                           March 31,           December 31,
                                                                             2000                  1999
                                                                          (unaudited)
                                                                        -------------          ------------
                                 Assets
                                 ------
Cash and due from banks                                                 $       8,308                24,041
Interest-bearing deposits with
     other financial institutions                                               4,187                 5,357
Federal funds sold                                                              5,075                 9,285
                                                                        -------------          ------------
                        Total cash and cash equivalents                        17,570                38,683
Securities:
   Available-for-sale                                                         150,525               131,675
   Held-to-maturity, approximate market value of $54,371
     in 2000 and $58,250 in 1999                                               57,038                60,579
                                                                        -------------          ------------
                                                                              207,563               192,254

Loans, net                                                                    149,497               144,197
Premises and equipment, net                                                     7,229                 7,032
Accrued interest receivable                                                     3,025                 3,664
Other assets                                                                    7,624                 7,616
                                                                        -------------          ------------
                                                                        $     392,508               393,446
                                                                        =============          ============
                        Liabilities and Stockholders' Equity
                        ------------------------------------
Deposits:
   Demand - non interest-bearing                                               45,635                44,807
   Interest-bearing transaction accounts                                       76,535                79,371
   Money market and savings                                                    50,892                47,876
   Certificates of deposit and other time deposits                            182,268               183,369
                                                                        -------------          ------------
                        Total deposits                                        355,330               355,423

Accrued interest payable                                                        1,348                 1,177
Other liabilities                                                                 338                 1,075
                                                                        -------------          ------------
                                                                              357,016               357,675
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                    --                    --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                          10,800                10,800
   Surplus                                                                      5,400                 5,400
   Undivided profits                                                           24,182                23,628
   Accumulated other comprehensive loss                                        (2,585)               (1,938)
   Treasury stock, 159,566 shares in 2000
        and 148,900 shares in 1999, at cost                                    (2,305)               (2,119)
                                                                        -------------          ------------
                        Total stockholders' equity                             35,492                35,771

Commitments and contingencies
                                                                        -------------          ------------
                                                                        $     392,508               393,446
                                                                        =============          ============


See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)




                                                                                  Three months
                                                                                 ended March 31,
                                                                             2000            1999
                                                                     --------------------------------
Interest income:
   Loans                                                             $         3,003            2,630
   Investment securities
        Taxable - available-for-sale                                           2,167            1,999
        Taxable - held-to-maturity                                               196              377
        Tax-exempt                                                               526              547
   Federal funds sold                                                            164               85
   Interest-bearing deposits with other financial institutions                    98              129
                                                                     ---------------       ----------
          Total interest income                                                6,154            5,767
                                                                     ---------------       ----------

Interest expense:
   Deposits:
        Transaction accounts                                                     471              467
        Money market and savings                                                 358              270
        Certificates of deposit and other time deposits                        2,373            2,118
   Other borrowed funds                                                            1                9
                                                                     ---------------       ----------
          Total interest expense                                               3,203            2,864
                                                                     ---------------       ----------

          Net interest income                                                  2,951            2,903

Provision for loan losses                                                        100              150
                                                                     ---------------       ----------
          Net interest income after provision for loan losses                  2,851            2,753
                                                                     ---------------       ----------

Other income:
        Service charges, commissions, and fees                                   943              822
        Income from fiduciary activities                                         270              247
        Gains  on securities transactions, net                                    --              187
        Other                                                                     50               92
                                                                     ---------------       ----------
          Total other income                                                   1,263            1,348
                                                                     ---------------       ----------

Other expenses:
        Salaries and employee benefits                                         1,751            1,625
        Occupancy and equipment                                                  414              353
        Other                                                                    907              849
                                                                     ---------------       ----------
          Total other expenses                                                 3,072            2,827
                                                                     ---------------       ----------

          Income before income tax expense                                     1,042            1,274

Income tax expense                                                               147              229
                                                                     ---------------       ----------
               Net income                                            $           895            1,045
                                                                     ===============       ==========
               Basic and diluted income per common share             $          0.45             0.52
                                                                     ===============       ==========
               Average number of shares outstanding                        2,005,600        2,016,010
                                                                     ===============       ==========

         See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                   Three months ended March 31, 2000 and 1999
           (dollars in thousands, except share and per share amounts)

                                                                                   Accumulated
                                                                                      Other                           Total
                                   Preferred   Common               Undivided     Comprehensive      Treasury     Stockholders'
                                     Stock      Stock    Surplus     Profits      Income (Loss)        Stock          Equity
                                  ----------  --------  ---------  -----------  ----------------    -----------   --------------
Balances at December 31, 1998     $       --    10,800      5,400       21,089               649        (2,027)           35,911

     Net Income                           --        --         --        1,045                --            --             1,045

     Net change in unrealized
      gains (losses) on
      securities available for            --        --         --           --              (809)           --              (809)
      sale, net of taxes of
      $(417)
                                                                                                                  --------------
Total comprehensive income                                                                                                   236

     Purchase of 700 shares
      of treasury stock                   --        --         --           --                --           (11)              (11)

     Cash dividends ($.17 per
      share)                              --        --         --         (343)               --            --              (343)
                               ------------- ---------  ---------  -----------  ----------------    ----------    --------------

Balances at March 31, 1999        $       --    10,800      5,400       21,791              (160)       (2,038)           35,793
                               ============= =========  =========  ===========  ================    ==========    ==============

Balances at December 31, 1999     $       --    10,800      5,400       23,628            (1,938)       (2,119)           35,771

     Net Income                           --        --         --          895                --            --               895

     Net change in unrealized
      gains (losses) on
      securities available
      for sale, net of taxes
      of $(333  )                         --        --         --           --              (647)           --              (647)
                                                                                                                  --------------
Total comprehensive income                                                                                                   248

     Purchase of 10,666 shares            --        --         --           --                --          (186)             (186)
      of treasury stock

     Cash dividends ($.17 per             --        --         --         (341)               --            --              (341)
      share)
                                          --        --         --           --                --            --                --
                               ------------- ---------  ---------  -----------  ----------------    ----------    --------------

Balances at March 31, 2000        $       --    10,800      5,400       24,182            (2,585)       (2,305)           35,492
                               ============= =========  =========  ===========  ================    ============  ==============

See accompanying notes to consolidated financial statements.

              HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                      Consolidated Statement of Cash Flows
                                  (unaudited)

                   Three months ended March 31, 2000 and 1999
                             (dollars in thousands)

                                                                                          2000                1999
                                                                                    --------------       -------------
Operating activities:
     Net income                                                                     $          895               1,045
     Adjustments to reconcile net income to net cash
        provided by operating activities:
               Net amortization of securities                                                   12                 145
               Net realized gains on securities transactions                                    --                (187)
               Provision for loan losses                                                       100                 150
               Depreciation and amortization                                                   275                 260
               Decrease in accrued interest receivable                                         639                 629
               Increase in other assets                                                       (360)               (392)
               Increase in accrued interest payable                                            171                   9
               Increase (decrease) in other liabilities                                        161                (326)
                                                                                    --------------       -------------
                    Net cash provided by operating activities                                1,893               1,333
                                                                                    --------------       -------------

Investing activities:
     Proceeds from sales of available-for-sale securities                                       --              31,124
     Proceeds from maturities and pay downs of available-for-sale securities                 2,022              11,245
     Proceeds from maturities and pay downs of held-to-maturity securities                   3,515               8,196

     Purchases of available-for-sale securities                                            (21,836)            (64,685)
     Purchases of held-to-maturity securities                                                   --              (7,131)

     Net increase in loans                                                                  (5,342)             (3,068)

     Purchases of bank premises and equipment                                                 (403)               (469)
                                                                                    --------------       -------------
                    Net cash used in investing activities                                  (22,044)            (24,788)
                                                                                    --------------       -------------

Financing activities:
     Net increase (decrease) in deposits                                                       (93)              1,730
     Payment on notes payable                                                                   --              (2,282)
     Cash dividends paid                                                                      (683)               (665)
     Purchase of treasury stock                                                               (186)                (11)
                                                                                    --------------       -------------
                    Net cash used in financing activities                                     (962)             (1,228)
                                                                                    --------------       -------------

                    Increase in cash and cash equivalents                                  (21,113)            (24,683)
Cash and cash equivalents at beginning of period                                            38,683              36,897
                                                                                    --------------       -------------

Cash and cash equivalents at end of period                                          $       17,570              12,214
                                                                                    ==============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                   $          280                 229
                                                                                    ==============       =============

Interest paid                                                                       $        3,032               2,855
                                                                                    ==============       =============

See accompanying notes to consolidated financial statements.

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                March 31, 2000

(1)  Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three year period ended December 31, 1999 included in the Company's 1999 Form 10-K.


(2)  Securities
     ----------

     The amortized cost and approximate market values (carrying value) of securities available-for-sale at March 31, 2000, are summarized as follows (in thousands of dollars):




                                                                          Gross                    Gross
                                                 Amortized              Unrealized               Unrealized                 Fair
                                                   Cost                   Gains                    Losses                   Value
                                           -------------------   ----------------------   ---------------------    -----------------
U.S. Treasury                              $            18,040                       --                    (274)             17,766

U.S. Government agencies                                63,301                       --                  (2,017)             61,284

State and municipal                                         --                       --                      --                  --

 Mortgage-backed securities and
     collateralized mortgage
      obligations                                       72,606                      144                  (1,769)             70,981
Other Securities                                           494                       --                      --                 494
                                           -------------------   ----------------------   ---------------------    -----------------

                                           $           154,441                      144                  (4,060)            150,525
                                           -------------------   ----------------------   ---------------------    -----------------


The amortized cost (carrying value) and approximate market values of securities held-to-maturity at March 31, 2000, are summarized as follows (in thousands of dollars):

                                                                          Gross                    Gross
                                                 Amortized              Unrealized              Unrealized                  Fair
                                                   Cost                   Gains                   Losses                    Value
                                           -------------------   ----------------------   ---------------------    -----------------
U.S. Treasury                              $                --                       --                      --                   --
U.S. Government agencies                                    --                       --                      --                   --

State and municipal                                     44,753                       87                  (2,370)              42,470
Mortgage-backed securities and
     collateralized mortgage                             9,996                       --                    (288)               9,708
      obligations

Corporate                                                2,063                       --                     (91)               1,972

Other Securities                                           226                       --                      (5)                 221
                                           -------------------   ----------------------   ---------------------    -----------------

                                           $            57,038                       87                  (2,754)              54,371
                                           -------------------   ----------------------   ---------------------    -----------------

             HENDERSON CITIZENS BANCSHARES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                March 31, 2000

(3)  Loans and Allowance for Loan Losses
     -----------------------------------


     The composition of the Company's loan portfolio is as follows (in thousands of dollars)


                                                                   March 31,             December 31,
                                                                     2000                    1999
                                                             -------------------       ---------------
               Real estate mortgage                          $            80,111               77,935
               Commercial and industrial                                  41,232               37,639
               Installment and other                                      30,528               30,955
                                                             -------------------       --------------
                         Total                                           151,871              146,529

               Less:
                  Allowance for loan losses                               (2,295)              (2,200)
                  Unearned discount                                          (79)                (132)
                                                             -------------------       --------------

                         Loans, net                          $           149,497              144,197
                                                             ===================       ==============



     Changes in the allowance for loan losses for the three months ended March 31, 2000 and 1999 summarized as follows (in thousands of dollars):


                                                                     2000                    1999
                                                             -------------------     ------------------
               Balance, January 1                            $             2,200                1,701
                  Provision charged to operating expense                     100                  150
                  Loans charged off                                         (108)                (117)
                  Recoveries on loans                                        103                   65
                                                             -------------------     ----------------

               Balance, March 31                             $             2,295                1,799
                                                             ===================     ================

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


The following discussion and analysis of the financial condition and results of operations of the Company and its primary bank subsidiary, Citizens National Bank, Henderson, Texas, should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Recent Developments
-------------------

On June 1, 1999, the Comptroller of Currency approved the establishment of two additional branch locations for the Citizens National Bank; one located at 400 West Collins Street, Corsicana, Texas, and the second located at 1708 East End Boulevard North, Marshall, Texas.

On December 20, 1999, the Citizens National Bank opened its full service branch location in Marshall, Texas.

During the first quarter of 2000, the Company purchased 10,666 shares of its common stock from six shareholders at an average cost of $17.50. The purchase price of these privately negotiated transactions was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

On March 14, 2000, the Comptroller of Currency approved the establishment of a branch location for the Citizens National Bank located at 739 E. Tyler Street in Athens, Texas.

On April 5, 2000, HCB Insurance Agency, Inc., a wholly-owned subsidiary of Citizens National Bank, completed the purchase of the Preston Insurance Agency in Henderson, Texas, for the purchase price of $650,000.

Results of Operations
---------------------

Net income for the first three months of 2000 decreased to $895,000 compared to $1,045,000 for the same period in 1999. Net interest income for the three months ended March 31, 2000 was $2,951,000 compared to $2,903,000 for the same period in 1999. The Company made a provision of $100,000 to the allowance for loan losses during the first three months of 2000. A provision of $150,000 was made for loan losses during the same period in 1999. The Company experienced no net gain or loss on securities transactions in the first three months of 2000 compared to a net gain of $187,000 in the first three months of 1999. Other income, excluding net gains on securities transactions, for the first three months of 2000 was $1,263,000 compared to $1,161,000 for the same period in 1999. Total other expenses for the first three months of 2000 were $3,072,000 compared to $2,827,000 for the same period in 1999. Income tax expense for the first three months of 2000 and 1999 was $147,000 and $229,000, respectively.

        Net Interest Income.  For the three months ended March 31, 2000, net
        -------------------
interest income was $2,951,000 compared to $2,903,000 for the first three months of 1999. Interest income was up $387,000 primarily due to interest on loans as average loan balances were up by 12%. The increase is primarily the result of continued loan growth combined with growth in loans as a result of the opening of the Marshall branch in December 1999. Interest expense increased $339,000 primarily due to average rates paid being approximately 38 basis points higher in the first three months of 2000 as compared to the same period in 1999.

        Provision for Loan Losses.  The provision for loan losses was $100,000
        -------------------------
for the first three months of 2000 compared to $150,000 for the first three months of 1999. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Allowance for Loan Losses" for more detailed discussion relative to the provision for loan losses.

        Other Income.  Non-interest income, excluding securities gains/losses,
        ------------
was $1,263,000 for the first three months of 1999 as compared to $1,160,000 in the first three months of 1999. This increase is due to increases in service charges primarily through the growth of an insufficient funds fee program, and an increase in trust fee income. The Company experienced no net gains or losses on securities transactions for the first three months of 2000 compared to a net gain on securities transactions for the first three months of 1999 of $187,000.

        Other Expenses.  Other expenses for the three-month period
        --------------
ended March 31, 2000 were $3,072,000 compared to $2,827,000 during the same period in 1999. The increase in other expenses is due to the increase in salary and related benefits expense resulting from the opening of the Marshall branch in December of 1999, and normal year-end 1999 salary adjustments. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties.

        Income Taxes.  Income tax expense for the first three months of 2000 was
        ------------
$147,000, compared to $229,000 in the same period in 1999. The effective tax rate for the first three months of 2000 and 1999, respectively, was 14.1% and 18.0%. This effective rate is less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Financial Condition
-------------------

The Company's total assets at March 31, 2000 of $392,508,000 decreased from the total assets at December 31, 1999 of $393,446,000. The Company's loan portfolio grew 3.7% to $149,497,000 at March 31, 2000, up from $144,197,000 at December
31, 1999. Total deposits were $355,330,000 at March 31, 2000, compared to the December 31, 1999 total of $355,423,000.

Equity capital of the Company, excluding unrealized gains or losses on securities available for sale, as a percentage of total assets was 9.9% at March 31, 2000 and 9.3% at December 31, 1999. The risk-based Tier I and Total capital ratios and the leverage ratio of Citizens National Bank amounted to 18.1%, 19.3%, and 8.9%, respectively at March 31, 2000 compared to 18.8%, 19.8%, and 8.3%, respectively, at December 31, 1999.

Liquidity and Capital Resources
-------------------------------

At March 31, 2000, the Company's cash and cash equivalents of $17,570,000 decreased significantly from the December 31, 1999 amount of $38,683,000. This decrease was due to the investment of excess liquidity built up prior to year-end in anticipation of Y2K withdrawals as well as funds used to finance new loans. The Company's stockholders' equity at March 31, 2000 of $35,492,000 remains at a level considered adequate by management. Profits in excess of dividends paid to shareholders are reflected in the increase in undivided profits from 1999.

        Operating Activities.  The Company uses cash in the conduct of its
        --------------------
day-to-day operations for such normal purposes as payroll, equipment and facilities acquisition and maintenance, advertising, data processing, customer service activity, and administrative activity. The Company generates cash from operations primarily from service charges and the net interest earned from the investment of customer deposits. Net cash provided by operating activities was $1,893,000 and $1,333,000 for the first three months of 2000 and 1999, respectively.

        Investing Activities.  The Company invests available funds primarily in
        --------------------
securities and loans to customers. Funds not otherwise used are invested in federal funds sold and interest-bearing demand accounts, primarily with the Federal Home Loan Bank.

        Financing Activities.  In addition to cash provided and used by
        --------------------
operating and investing activities, the Company receives and disburses cash in connection with customer deposit activities and pays dividends on its common stock. During the three months ended March 31, 2000, the Company purchased 10,666 shares of its common stock for $186,000.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at March 31, 2000 and December 31, 1999 was 1.51% and 1.50% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at March 31, 2000 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the Comptroller's guidelines to help ensure that an adequate allowance is maintained.

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

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                    For the Three Months Ended
                                                             March 31,
                                                        2000          1999
                                                      -------        -----

Balance at beginning of period                        $ 2,200        1,701
Charge-offs:
     Commercial, financial, and agricultural               12            3
     Real estate-mortgage                                  13            9
     Installment loans to individuals                      83          105
                                                      -------        -----
                                                          108          117
                                                      -------        -----

Recoveries:
     Commercial, financial, and agricultural               44            8
     Installment loans to individuals                      59           57
                                                      -------        -----
                                                          103           65
                                                      -------        -----

Net charge-offs                                             5           52
                                                      -------        -----
Additions charged to operations                           100          150
                                                      -------        -----
Balance at end of period                              $ 2,295        1,799
                                                      =======        =====

Ratio of net charge-offs (recoveries)
   during the period to average
   loans outstanding during the period                     --%       (.04)%
                                                      =======        =====

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


The following is a summary of the Company's problem loans as of March 31, 2000 and December 31,1999.

                                               March 31,       December 31,
                                                 2000              1999
                                              ----------       ------------
                                                   (dollars in thousands)

Nonaccrual loans                              $       29               --
Restructured loans                                    --               69
Other impaired loans                                  --               --
Other real estate                                    318              192
                                              ----------       ----------
      Total non-performing loans                     347              261
                                              ==========       ==========
Loans past due 90+ days and still accruing            69               18
                                              ==========       ==========
Other potential problem loans                         --               --
                                              ==========       ==========

                                                 For the three months
                                                    ended March 31,
                                                 2000             1999
                                              ----------       ----------
Income that would have been recorded in
      accordance with original terms          $       --                1
Less income actually recorded                         --               --
                                              ----------       ----------
Loss of income                                $       --                1
                                              ==========       ==========

Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 52.7% at March 31, 2000) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 77% of the total as of March 31, 2000 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of March 31, 2000, floating rate securities made up 67% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons are a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 53% of total assets at March 31, 2000. The investment portfolio totaled $207.6 million at March 31, 2000, up from $192.3 million at December 31, 1999.

Recent Accounting Pronouncements
--------------------------------

The following pronouncement has been issued, but has not yet become effective, and is listed together with the expected impact on the Company.

FASB 133, Accounting for Derivative Instruments and Hedging Activities - This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement will be effective for the Company in the year ending in 2001. Due to the Company's limited use of derivative instruments, the effect of implementation of this new pronouncement is not expected to have a significant effect on the financial position or results of operations of the Company.

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

Forward-Looking Information
---------------------------

Statements and financial discussion and analysis by management contained throughout this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Various factors could cause actual results to differ materially from the forward-looking statements, including, without limitation, changes in interest rates and economic conditions, increased competition for deposits and loans adversely affecting rtes and terms, changes in availability of funds increasing costs or reducing liquidity, changes in applicable statutes and governmental regulations, and the loss of any member of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

Item 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the information related to the market risk of the Company since December 31, 1999.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None


Item 2.  Changes in Securities and Use of Proceeds

      None


Item 3.  Defaults Upon Senior Securities

      None


Item 4.  Submission of Matters to a Vote of Security Holders

      On April 11, 2000, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year.

       David Alford                     James M. Kangerga
       E. Landon Alford                 Milton S. McGee, Jr.
       R. Max Ballenger                 J. Mark Mann
       Stayton M. Bonner, Jr.           Charles H. Richardson
       D.J. Burks                       Tony Wooster
       Billy Crawford                   William E. Wylie
       Sheila Gresham

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HENDERSON CITIZENS BANCSHARES, INC.


Date: May 11, 2000                           By:  /s/ Milton S. McGee, Jr.
      ------------                                ------------------------

                                                  Milton S. McGee, Jr., CPA
                                                  President





Date: May 11, 2000                           By: /s/ Rebecca G. Tanner
      ------------                              ----------------------

                                                Rebecca G. Tanner, CPA
                                                Vice President, Treasurer,
                                                Chief Financial Officer and
                                                Chief Accounting Officer