Form 10-Q
period 2000-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 2000-08-11
CIK 878355

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: June 30, 2000  Commission file number:  33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.

            (Exact name of registrant as specified in its charter)

           Texas                           6712                   75-2371232
----------------------------   ----------------------------  -------------------
(State or other jurisdiction   (Primary Standard Industrial     (IRS Employer
    of incorporation or         Classification Code Number)  Identification No.)
       organization)

                      201 West Main Street, P.O. Box 1009
                          Henderson, Texas 75653-1009
                                 (903) 657-8521
         (Address, including ZIP code, and telephone number, including area code, of registrant's principal executive offices)



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


 At July 31, 2000, 1,999,434 shares of Common Stock, $5.00 par value, were outstanding.

                      HENDERSON CITIZENS BANCSHARES, INC.
                          QUARTER ENDED JUNE 30, 2000


                               Table of Contents



PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                               Page
                                                                            ----

Consolidated Balance Sheets.................................................  3

Consolidated Statements of Income...........................................  4

Consolidated Statements of Changes in Stockholders' Equity..................  5

Condensed Consolidated Statements of Cash Flows.............................  6

Notes to the Consolidated Financial Statements..............................  7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 10

ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk.......... 16

PART II - OTHER INFORMATION ................................................ 17

SIGNATURES.................................................................. 18

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                      HENDERSON CITIZENS BANCSHARES, INC.

                          Consolidated Balance Sheets
                  (dollars in thousands, except share amounts)

                                                                                June 30,              December 31,
                                                                                  2000                   1999
                        Assets                                                (unaudited)
                        ------                                          ---------------------    -------------------
Cash and due from banks                                                 $              11,341                 24,041
Interest-bearing deposits with
     other financial institutions                                                       2,881                  5,357
Federal funds sold                                                                        170                  9,285
                                                                        ---------------------    -------------------
                     Total cash and cash equivalents                                   14,392                 38,683

Securities available for sale, at fair value                                          147,610                131,675
Securities held to maturity, estimated fair value of $52,605
     in 2000 and $58,250 in 1999                                                       55,359                 60,579
Loans, net                                                                            157,268                144,197
Premises and equipment, net                                                             8,268                  7,374
Accrued interest receivable                                                             4,131                  3,664
Intangible assets                                                                       3,546                  3,883
Other assets                                                                            3,731                  3,391
                                                                        ---------------------    -------------------
                                                                        $             394,305                393,446
                                                                        =====================    ===================
                Liabilities and Stockholders' Equity
                ------------------------------------
Deposits:
   Demand - non interest-bearing                                        $              50,924                 44,807
   Interest-bearing transaction accounts                                               71,374                 79,371
   Money market and savings                                                            52,809                 47,876
   Certificates of deposit and other time deposits                                    181,087                183,369
                                                                        ---------------------    -------------------
                      Total deposits                                                  356,194                355,423

Accrued interest payable                                                                1,523                  1,177
Other liabilities                                                                         610                  1,075
                                                                        ---------------------    -------------------
                                                                                      358,327                357,675
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                            --                     --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                                  10,800                 10,800
   Surplus                                                                              5,400                  5,400
   Treasury stock, 160,566 shares in 2000
        and 148,900 shares in 1999, at cost                                            (2,323)                (2,119)
   Undivided profits                                                                   24,834                 23,628
   Accumulated other comprehensive loss                                                (2,733)                (1,938)
                                                                        ---------------------    -------------------
                        Total stockholders' equity                                     35,978                 35,771

                                                                        ---------------------    -------------------
                                                                        $             394,305                393,446
                                                                        =====================    ===================
See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.
                       Consolidated Statements of Income
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                         Three months               Six months
                                                                        ended June 30,            ended June 30,
                                                                       2000         1999         2000         1999
                                                                  ------------  ------------  ----------  ----------
Interest income:
   Loans                                                          $     3,188        2,759        6,191        5,389
   Securities:
        Taxable - available for sale                                    2,260        2,075        4,427        4,074
        Taxable - held to maturity                                        175          309          371          686
        Tax-exempt - held to maturity                                     515          575        1,041        1,122
   Federal funds sold                                                       6           20          170          105
   Interest-bearing deposits with other financial institutions             80           86          178          215
                                                                  ------------  ------------  ----------  ----------
          Total interest income                                         6,224        5,824       12,378       11,591
                                                                  ------------  ------------  ----------  ----------

Interest expense:
   Deposits:
        Transaction accounts                                              427          432          898          899
        Money market and savings                                          416          258          774          528
        Certificates of deposit and other time deposits                 2,479        2,168        4,852        4,286
   Other borrowed funds                                                    11            2           12           11
                                                                  ------------  ------------  ----------  ----------
          Total interest expense                                        3,333        2,860        6,536        5,724
                                                                  ------------  ------------  ----------  ----------

          Net interest income                                           2,891        2,964        5,842        5,867

Provision for loan losses                                                  90          150          190          300
                                                                  ------------  ------------  ----------  ----------
          Net interest income after provision for loan losses           2,801        2,814        5,652        5,567
                                                                  ------------  ------------  ----------  ----------

Other income:
        Service charges, commissions, and fees                          1,045          909        1,988        1,731
        Income from fiduciary activities                                  270          259          540          506
        Gains (losses) on securities transactions, net                     --           --           --          187
        Insurance commissions                                             284           --          289           --
        Other                                                             131          103          176          195
                                                                  ------------  ------------  ----------  ----------
          Total other income                                            1,730        1,271        2,993        2,619
                                                                  ------------  ------------  ----------  ----------

Other expenses:
        Salaries and employee benefits                                  1,986        1,716        3,737        3,341
        Occupancy and equipment                                           453          391          867          744
        Other                                                             938          854        1,845        1,703
                                                                  ------------  ------------  ----------  ----------
          Total other expenses                                          3,377        2,961        6,449        5,788
                                                                  ------------  ------------  ----------  ----------

          Income before income tax expense                              1,154        1,124        2,196        2,398

Income tax expense                                                        163          158          310          387
                                                                  ------------  ------------  ----------  ----------
               Net income                                         $       991          966        1,886        2,011
                                                                  ============  ============  ==========  ==========

               Basic and diluted income per common share          $      0.50         0.48         0.94         1.00
                                                                  ============  ============  ==========  ==========

               Weighted average number of shares outstanding        1,999,775    2,015,674    2,002,687    2,015,841
                                                                  ============  ============  ==========  ==========

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                    Six months ended June 30, 2000 and 1999
           (dollars in thousands, except share and per share amounts)

                                                                                    Accumulated
                                                                                       Other                          Total
                                   Preferred    Common               Undivided     Comprehensive     Treasury     Stockholders'
                                     Stock      Stock     Surplus     Profits      Income (Loss)       Stock          Equity
                               -------------  --------  ----------  -----------  ----------------   -----------  ---------------
Balances at January 1, 1999        $      --    10,800      5,400       21,089               649       (2,027)           35,911

Comprehensive income:
     Net Income                           --        --         --        2,011                --           --             2,011
     Other comprehensive
      income:
     Change in net unrealized
      gain (loss) on securities
        available for sale,
         net of tax
         of $(1,174)                      --        --         --           --            (2,279)          --            (2,279)
                                                                                                                 --------------

     Total comprehensive
      income                                                                                                               (268)

     Purchase of 700 shares of
      treasury stock                      --        --         --           --                --          (11)              (11)

     Cash dividends declared
      ($.34 per share)                    --        --         --         (685)               --           --              (685)
                               -------------  --------  ----------  -----------  ----------------   -----------  ---------------

Balances at June 30, 1999       $         --    10,800      5,400       22,415            (1,630)      (2,038)           34,947
                               =============  ========  ==========  ===========  ================   ===========  ===============


Balances at January 1, 2000               --$   10,800      5,400       23,628            (1,938)      (2,119)           35,771

Comprehensive income:
     Net Income                           --        --         --        1,886                --           --             1,886
     Other comprehensive
      income:
     Change in net unrealized
      gain (loss) on securities
        available for sale,
         net of tax of $(409)             --        --         --           --              (795)          --              (795)
                                                                                                                 ---------------
Total Comprehensive Income                                                                                                1,091

     Purchase of 11,666 shares
      of treasury stock                   --        --         --           --                --         (204)             (204)

     Cash dividends declared
      ($.34 per share)                    --        --         --         (680)               --           --              (680)
                               -------------  --------  ----------  -----------  ----------------   -----------  ---------------

Balances at June 30, 2000       $         --    10,800      5,400       24,834            (2,733)      (2,323)           35,978
                               =============  ========  ==========  ===========  ================   ===========  ===============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                    Six months ended June 30, 2000 and 1999
                             (dollars in thousands)

                                                                                         2000                  1999
                                                                                ---------------       ---------------

                       Net cash provided by operating activities                          2,737                   557

Investing activities:
     Securities available for sale:
        Sales                                                                                --                13,093
        Purchases                                                                       (21,836)               (8,426)
        Maturities and repayments                                                         4,722                31,124
     Securities held to maturity:
        Purchases                                                                            --                18,351
        Maturities and repayments                                                         5,166               (64,685)
     Net change in loans                                                                (13,406)               (8,586)
     Proceeds from sale of premises and equipment
           and other real estate                                                            205                    --
     Purchases of bank premises, equipment and software                                  (1,423)                 (553)
                                                                                ---------------       ---------------
                       Net cash used in investing activities                            (26,572)              (19,682)
                                                                                ---------------       ---------------

Financing activities:
     Net change in deposits                                                                 771                 2,140
     Payment on notes payable                                                                --                (2,282)
     Cash dividends paid                                                                 (1,023)               (1,008)
     Purchase of treasury stock                                                            (204)                  (11)
                                                                                ---------------       ---------------
                       Net cash used in financing activities                               (456)               (1,161)
                                                                                ---------------       ---------------

                       Change in cash and cash equivalents                              (24,291)              (20,286)
Cash and cash equivalents at beginning of period                                         38,683                36,897
                                                                                ---------------       ---------------

Cash and cash equivalents at end of period                                      $        14,392                16,611
                                                                                ===============       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                               $           515                   445
                                                                                ===============       ===============

Interest paid                                                                   $         6,190                 5,796
                                                                                ===============       ===============

                      HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                                 June 30, 2000

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

   The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiary Citizens National Bank. The financial statements of the Citizens National Bank are consolidated with its wholly owned subsidiaries HCB Insurance Agency, Inc. and Community Development Corporation ("CDC"). Prior to the quarter ended June 30, 2000, these two subsidiaries were not part of the consolidated entity.


(2)  Securities
     ----------

    The amortized cost and estimated fair values (carrying value) of securities available for sale at June 30, 2000 and December 31, 1999, are summarized as follows (in thousands of dollars):

                                                              June 30, 2000
                                         -----------------------------------------------------
                                                          Gross          Gross       Estimated
                                           Amortized    Unrealized    Unrealized       Fair
                                             Cost         Gains         Losses         Value
                                         -----------  ------------  -------------  -----------
U.S. Treasury                            $    18,032            --          (225)       17,807
U.S. Government agencies                      63,356            --        (1,924)       61,432
State and municipal                               --            --            --            --
Mortgage-backed securities and
     collateralized mortgage
      obligations                             69,869            66        (2,058)       67,877
Other securities                                 494            --            --           494
                                         -----------  ------------  -------------  -----------
                                         $   151,751            66        (4,207)      147,610
                                         -----------  ------------  -------------  -----------

                                                            December 31, 1999
                                         -----------------------------------------------------
                                                          Gross         Gross        Estimated
                                           Amortized    Unrealized    Unrealized       Fair
                                             Cost         Gains         Losses         Value
                                         -----------  ------------  -------------  -----------
U.S. Treasury                            $    18,049            --          (135)       17,916
U.S. Government agencies                      50,432            --        (1,500)       48,932
State and municipal                               --            --            --            --
Mortgage-backed securities and
     collateralized mortgage
      obligations                             65,638           101        (1,405)       64,334
Other securities                                 493            --            --           493
                                         -----------  ------------  -------------  -----------
                                         $   134,612           101        (3,040)      131,675
                                         -----------  ------------  -------------  -----------


                      HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                                 June 30, 2000

The amortized cost and estimated fair values (carrying value) of securities held to maturity at June 30, 2000and December 31, 1999, are summarized as follows (in thousands of dollars):

                                                                 June 30, 2000
                                          ---------------------------------------------------------
                                                              Gross          Gross        Estimated
                                              Amortized     Unrealized      Unrealized        Fair
                                               Cost           Gains          Losses         Value
                                          ------------  --------------  --------------  -----------
U.S. Treasury                              $       --               --             --            --
U.S. Government agencies                           --               --             --            --
State and municipal                              44,731             84         (2,512)       42,303
Mortgage-backed securities and
     collateralized mortgage
      obligations                                 8,357             --           (234)         (234)
Corporate                                         2,058             --            (87)        1,971
Other securities                                    213             --             (5)          208
                                          -------------  -------------  --------------  -----------
                                          $      55,359             84         (2,838)       52,605
                                          -------------  -------------  --------------  -----------

                                                               December 31, 1999
                                          ---------------------------------------------------------
                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized     Unrealized        Fair
                                               Cost           Gains         Losses          Value
                                          -------------  -------------  -------------  ------------
U.S. Treasury                             $          --             --             --            --
U.S. Government agencies                             --             --             --            --
State and municipal                              46,895            132         (2,197)       44,830
Mortgage-backed securities and
     collateralized mortgage
      obligations                                11,388             --           (193)       11,195
Corporate                                         2,068             --            (68)        2,000
Other securities                                    228             --             (5)          223
                                          -------------  -------------  --------------  -----------
                                          $      60,579            132         (2,463)       58,248
                                          -------------  -------------  --------------  -----------

                      HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                                 June 30, 2000

(3)  Loans and Allowance for Loan Losses
     -----------------------------------


The composition of the Company's loan portfolio is as follows (in thousands of dollars)

                                                                      June 30,             December 31,
                                                                        2000                   1999
                                                                ------------------     ------------------
               Real estate mortgage                             $           83,752                 77,935
               Commercial and industrial                                    43,895                 37,639
               Installment and other                                        32,008                 30,955
                                                                ------------------     ------------------
                         Total                                             159,655                146,529

               Less:
                  Allowance for loan losses                                 (2,352)                (2,200)
                  Unearned discount                                            (35)                  (132)
                                                                ------------------     ------------------

                         Loans, net                             $          157,268                144,197
                                                                ==================     ==================

Changes in the allowance for loan losses for the three months and six months ended June 30, 2000 and 1999 summarized as follows (in thousands of dollars):



                                                            Three months ended June 30,               Six months ended June 30,
                                                         ----------------------------------          ---------------------------
                                                              2000                 1999                 2000             1999
                                                         ------------           -----------          ----------       ----------
     Balance, beginning of period                              $2,295                 1,799               2,200            1,701
     Provision charged to operating expense                        90                   150                 190              300
     Adjustment for consolidation of CDC                            9                    --                   9               --
     Charge offs:
          Commercial, financial, and agriculture                  (21)                   (1)                (33)              (4)
          Real estate-mortgage                                     (6)                   --                 (19)              (9)
          Installment loans to individuals                       (105)                 (136)               (188)            (241)
     Recoverie
          Commercial, financial, and agriculture                   41                    34                  85               42
          Installment loans to individuals                         49                    70                 108              127
                                                         ------------           -----------          ----------       ----------

      Balance, June 30                                         $2,352                 1,916               2,352            1,916
                                                         ============           ===========          ==========       ==========

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC. FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999


The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Recent Developments
-------------------

On March 14, 2000, the Comptroller of Currency approved the establishment of a branch location for the Citizens National Bank located at 739 E. Tyler Street in Athens, Texas.

On April 5, 2000, HCB Insurance Agency, Inc., a wholly owned subsidiary of Citizens National Bank, completed the purchase of the Preston Insurance Agency in Henderson, Texas, for the purchase price of $650,000.

During the second quarter of 2000, the Company purchased 1,000 shares of its common stock from six shareholders at an average cost of $17.50. The purchase price of these privately negotiated transactions was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

Results of Operations
---------------------

Net income for the first six months of 2000 decreased to $1,886,000 compared to $2,011,000 for the same period in 1999. Net interest income for the six months ended June 30, 2000 was $5,842,000 compared to $5,867,000 for the same period in 1999. The Company made a provision of $190,000 to the allowance for loan losses during the first six months of 2000. A provision of $300,000 was made for loan losses during the same period in 1999. The Company experienced no net gain or loss on securities transactions in the first six months of 2000 compared to a net gain of $187,000 in the first six months of 1999. Other income, excluding net gains on securities transactions, for the first six months of 2000 was $2,993,000 compared to $2,432,000 for the same period in 1999. Total other expenses for the first six months of 2000 were $6,449,000 compared to $5,788,000 for the same period in 1999. Income tax expense for the first six months of 2000 and 1999 was $310,000 and $387,000, respectively.

        Net Interest Income.  For the six months ended June 30, 2000, net
        -------------------
interest income was $5,842,000 compared to $5,867,000 for the first six months of 1999. Interest income was up $787,000 during the six months ended June 30, 2000, primarily due to interest on loans as average loan balances were up by 12% compared to the same period in 1999. The increase is largely the result of continued loan growth combined with growth in loans as a result of the opening of the Marshall branch in December 1999. Interest expense increased $812,000 due mostly to average rates paid that were approximately 40 basis points higher in the first six months of 2000 as compared to the same period in 1999.

Net interest income for the three-month period ended June 30, 2000 was $2,891,000 compared to $2,964,000 in 1999. The decrease is a result of the increase in average rates paid on deposits was greater than the increase of the average rates earned on interest-earning assets.

        Provision for Loan Losses.  The provision for loan losses was $190,000
        -------------------------
for the first six months of 2000 compared to $300,000 for the first six months of 1999. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Allowance for Loan Losses" for more detailed discussion relative to the provision for loan losses.

For the three-month period ended June 30, 2000, the Company increased its allowance through a provision of $90,000. The Company increased it allowance for loan losses during the same period in 1999 by a provision of $150,000.

        Other Income.  Non-interest income, excluding securities gains/losses,
        ------------
was $2,993,000 for the first six months of 1999 as compared to $2,432,000 in the first six months of 1999. This increase is due to increases in service charges primarily through an increase in fees collected for insufficient funds, increases in trust fee income and the recognition of insurance commission income as a result of the acquisition of the Preston Insurance Agency in April of 2000. The Company experienced no net gains or losses on securities transactions for the first six months of 2000 compared to a net gain on securities transactions for the first six months of 1999 of $187,000.

For the three months ended June 30, 2000, non-interest income, excluding security gains was $1,730,000 compared to $1,271,000 for the same period in 1999, with the majority of the increase due to increased fees collected on insufficient funds, increased trust revenues, insurance commission income recognized from the acquisition discussed above, and net gains realized from the sale of other real estate. The Company experienced no net gain/loss on securities for the three months ended June 30, 2000 or during the same period in 1999.

        Other Expenses.  Other expenses for the six-month period ended June 30,
        --------------
2000 were $6,449,000 compared to $5,788,000 during the same period in 1999. The increase in other expenses is due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the opening of the Marshall branch in December of 1999 and the acquisition of the Preston Insurance Agency in April of 2000. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties.

For the three-month period ended June 30, 2000, other expenses were $3,377,000 compared to $2,961,000 during the same period in 1999. The increase is a result of the same activities noted in the previous paragraph for the first six months of 2000 and 1999.

        Income Taxes.  Income tax expense for the first six months of 2000 was
        ------------
$310,000, compared to $387,000 in the same period in 1999. The effective tax rates for the first six months of 2000 and 1999 were 14.1% and 16.1%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended June 30, 2000 and June 30, 1999 were $163,000 and $158,000 respectively. The effective tax rates for the three-month periods ended June 30, 2000 and June 30, 1999 were 13.8% and 14.1%.

Financial Condition
-------------------

The Company's total assets at June 30, 2000 of $394,305,000 increased from the total assets at December 31, 1999 of $393,446,000. The Company's loan portfolio grew 9.1% to $157,268,000 at June 30, 2000, up from $144,197,000 at December 31,
1999. Total deposits were $356,194,000 at June 30, 2000, compared to the December 31, 1999 total of $355,423,000.

Liquidity
---------

Liquidity is the ability of the company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has various federal funds sources from correspondent banks. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents decreased $388,000, or 4.0%, from $9.8 million at December 31, 1999 to $9.4 million at March 31, 2000. Cash and cash equivalents represented 9.3% of total assets at March 31, 2000 compared to 9.4% of total assets at December 31, 1999. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first six months of 2000 were the net increase in loans of $13,406,000, securities purchases of $21,836,000 and securities maturities and repayments of $9,888,000.

Capital Resources
-----------------

At June 30, 2000, stockholders' equity totaled $35,978,000, or 9.1% of total assets, compared to $35,771,000, or 9.1% of total assets, at December 31, 1999. The increase in stockholders' equity is the result of earnings retained net of treasury stock purchases of $204,000.

The Company and its Bank subsidiary, Citizens National Bank, are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institutions capital n relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by adjusted average assets for the most recent quarter.

The tables below set forth the Consolidated and Citizens Bank only capital ratios as of June 30, 2000 and December 31, 1999.


                                                Consolidated   Bank Only
                                                -------------  ----------
June 30, 2000
-------------
Tier 1 capital to risk-weighted assets ratio            18.0%       18.0%
Total capital to risk-weighted assets ratio             19.2        19.1
Leverage ratio                                           9.1         9.0

December 31, 1999
-----------------
Tier 1 capital to risk-weighted assets ratio            18.4%       18.8%
Total capital to risk-weighted assets ratio             19.6        19.8
Leverage ratio                                           9.0         8.3

As of June 30, 2000 and December 31, 1999, the Company and its Bank subsidiary, Citizens National Bank, met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to June 30, 2000 and December 31, 1999 that would change the Company's or the Citizen National Bank's capital categories.

Loans
-----

The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Total loans were $159,655,000 at June 30, 2000 compared to $146,529,000 at December 31, 1999.

As can be seen in the table in Note 3 above, a strong increase of approximately 16.6% in commercial and industrial loans, an increase of approximately 7.5% in real estate loans, and a slight increase of 3.4% in installment loans occurred during the first six months of 2000. The overall increase during the six months ended June 30, 2000 is largely the result of strong market demand for home loans and commercial properties, including leases. The opening of the Marshall branch in December 1999 has contributed to an increase in total loans of approximately $3,196,000 while the consolidation of the Bank with its subsidiary, CDC, increased total loans by approximately $802,000 during the first six months of 2000.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at June 30, 2000 and December 31, 1999 was 1.47% and 1.50% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at June 30, 2000 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio. The consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three and six months ended June 30, 2000 totaled $90,000 and $190,000 compared to $150,000 and $300,000 for the three and six months ended June 30, 1999. The amount of the provision for loan losses over the comparable periods has declined based on the relatively low levels of net charge-offs experienced combined with a high level of credit quality within the Company's loan portfolio. Notwithstanding the low level of charge-offs, management believes it is prudent to continue increasing the allowance for loan losses as total loans, particularly higher risk commercial loans, increase. Accordingly, management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing volume of nonperforming loans remains insignificant.

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

During the three months ended June 30, 2000, the Company restructured a single loan relationship totaling approximately $1,217,000. The restructured loan, secured by commercial real estate, is a manufacturing company that was adversely affected by a down turn in the oil and gas market.

The following is a summary of the Company's problem loans as of June 30, 2000 and December 31,1999.

                                                                       June 30,            December 31,
                                                                         2000                 1999
                                                                   ---------------     -------------------
                                                                            (dollars in thousands)
Nonaccrual loans                                                   $            63                      --
Restructured loans                                                           1,217                      --
Other impaired loans                                                            --                      --
Loans past due 90+ days and still accruing                                     195                     183
                                                                   ---------------     -------------------
          Total non-performing loans                               $         1,475                     183
                                                                   ===============     ===================

Other potential problem loans                                      $            --                      --
                                                                   ===============     ===================

Other non-performing assets, other real estate owned               $           145                     150
                                                                   ===============     ===================


Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 52.5% at June 30, 2000) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in Note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 79% of the total as of June 30, 2000 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of June 30, 2000, floating rate securities made up 68% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 51% of total assets at June 30, 2000. The investment portfolio totaled $202,969,000 at June 30, 2000, up from $192,254,000 at December 31,
1999. This increase resulted due to excess cash and fed funds being invested in available for sale securities for increased yields

Recent Accounting Pronouncements
---------------------------------

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

Item 3.


          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures is interest rate risk and, to a lesser extent, liquidity risk. The Company does not maintain a trading account for any class of financial instrument and the Company is not affected by foreign currency exchange rate risk or commodity price risk.

Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. A high ratio of interest sensitive liabilities tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. One of the Company's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Management recognizes certain risks are inherent and that the goal is to measure the effect on net interest income and to adjust the balance sheet to minimize the risk while at the same time maximize income. Accordingly, the Company places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall in interest rates (rate shock) over a twelve-month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities as well as projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company's historical core deposits. Management considers the Company's market risk to be acceptable at this time.

One strategy used by the Company to reduce the volatility of its net interest income is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 13% of the Company's loan portfolio reprices on at least an annual basis.

The Company has also structured the securities portfolio so that most of the mortgage-backed securities reprice on at least an annual basis. The Company also maintains most of its securities in the available for sale portfolio to take advantage of changes in interest rates and to maintain liquidity for loan funding and deposit withdrawals. The mortgage-backed and related securities also provide the Company with a constant cash flow stream from principal repayments. The Company invests short-term excess funds in overnight federal funds that mature and reprice on a daily basis.

The Company's 1999 annual report details a table that provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the discussion. The Company believes the assumptions utilized are reasonable. Management believes that no events have occurred since December 31, 1999 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons in the table.

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







                                   HENDERSON CITIZENS BANCSHARES, INC.



Date:  August 11, 2000               By:  Milton S. McGee, Jr.
       ---------------                    -------------------------------

                                          Milton S. McGee, Jr., CPA
                                          President





Date:  August 11, 2000               By:  Rebecca G. Tanner
       ---------------                    -------------------------------

                                          Rebecca G. Tanner, CPA
                                          Vice President, Treasurer,
                                          Chief Financial Officer and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX




Exhibit
--------------------------------------------------------------------------------

27.1  Financial Data Schedule.