Form 10-Q
period 2000-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 2000-11-13
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:
      September 30, 2000                       Commission file number:  33-42286


                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

             Texas                          6712                 75-2371232
----------------------------    ---------------------------- ------------------
(State or other jurisdiction    (Primary Standard Industrial   (IRS Employer
     of incorporation or              Commission Code        Identification No.)
        organization)                      Number)


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


 At October 31, 2000, 1,996,116 shares of Common Stock, $5.00 par value, were outstanding.

                      HENDERSON CITIZENS BANCSHARES, INC.
                       QUARTER ENDED SEPTEMBER 30, 2000


                               Table of Contents



PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                             Page
                                                                          ----

Consolidated Balance Sheets................................................  3

Consolidated Statements of Income..........................................  4

Consolidated Statements of Changes in Stockholders' Equity.................  5

Condensed Consolidated Statements of Cash Flows............................  6

Notes to the Consolidated Financial Statements.............................  7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 10

ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk......... 16

PART II - OTHER INFORMATION................................................ 17

SIGNATURES................................................................. 18

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      HENDERSON CITIZENS BANCSHARES, INC.

                          Consolidated Balance Sheets
                  (dollars in thousands, except share amounts)

                                                                           September 30,                 December 31,
                                                                               2000                         1999
                              Assets                                        (unaudited)
                              ------                                  ---------------------         -------------------
Cash and due from banks                                               $               8,989                      24,041
Interest-bearing deposits with other financial institutions                          12,118                       5,357
Federal funds sold                                                                    6,095                       9,285
                                                                      ---------------------         -------------------
                     Total cash and cash equivalents                                 27,202                      38,683

Securities available for sale, at fair value                                        148,027                     131,675
Securities held to maturity, estimated fair value of $51,885
     in 2000 and $58,248 in 1999                                                     53,046                      60,579

Loans, net                                                                          159,812                     144,197
Premises and equipment, net                                                           8,315                       7,374
Accrued interest receivable                                                           3,247                       3,664
Intangible assets                                                                     4,124                       3,883
Other assets                                                                          3,117                       3,391
                                                                      ---------------------         -------------------
                                                                      $             406,890                     393,446
                                                                      =====================         ===================
              Liabilities and Stockholders' Equity
              ------------------------------------
Deposits:
   Demand - non interest-bearing                                      $              49,205                      44,807
   Interest-bearing transaction accounts                                             69,838                      79,371
   Money market and savings                                                          55,926                      47,876
   Certificates of deposit and other time deposits                                  190,473                     183,369
                                                                      ---------------------         -------------------
                      Total deposits                                                365,442                     355,423

Accrued interest payable                                                              1,532                       1,177
Notes payable-Treasury Tax and Loan option                                            1,737                          --
Other liabilities                                                                       888                       1,075
                                                                      ---------------------         -------------------
                                                                                    369,599                     357,675
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                          --                          --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                                10,800                      10,800
   Surplus                                                                            5,400                       5,400
   Treasury stock, 161,566 shares in 2000
        and 148,000 shares in 1999, at cost                                          (2,340)                     (2,119)
   Undivided profits                                                                 25,361                      23,628
   Accumulated other comprehensive loss                                              (1,930)                     (1,938)
                                                                      ---------------------         -------------------
                        Total stockholders' equity                                   37,291                      35,771
                                                                      ---------------------         -------------------

                                                                      $             406,890                     393,446
                                                                      =====================         ===================
See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.
                       Consolidated Statements of Income
                                  (unaudited)
                (dollars in thousands, except per share amounts)

                                                                         Three months               Nine months
                                                                      ended September 30,       ended September 30,
                                                                         2000         1999          2000         1999
                                                                  -------------  -----------  ------------  ---------
Interest income:
   Loans                                                          $     3,363        2,819         9,554        8,208
   Securities:
        Taxable - available for sale                                    2,252        1,984         6,679        6,058
        Taxable - held to maturity                                        156          282           527          968
        Tax-exempt - held to maturity                                     506          554         1,547        1,676
   Federal funds sold                                                      28           26           198          131
   Interest-bearing deposits with other financial institutions            102           99           280          314
                                                                  -----------    ---------    ----------    ---------
          Total interest income                                         6,407        5,764        18,785       17,355
                                                                  -----------    ---------    ----------    ---------

Interest expense:
   Deposits:
        Transaction accounts                                              392          402         1,290        1,301
        Money market and savings                                          455          287         1,229          815
        Certificates of deposit and other time deposits                 2,701        2,169         7,553        6,455
   Other borrowed funds                                                    19            3            31           14
                                                                  -----------    ---------    ----------    ---------
          Total interest expense                                        3,567        2,861        10,103        8,585
                                                                  -----------    ---------    ----------    ---------

          Net interest income                                           2,840        2,903         8,682        8,770

Provision for loan losses                                                  90          (30)          280          270
                                                                  -----------    ---------    ----------    ---------
          Net interest income after provision for loan losses           2,750        2,933         8,402        8,500
                                                                  -----------    ---------    ----------    ---------

Other income:
        Service charges, commissions, and fees                          1,016          956         3,004        2,720
        Income from fiduciary activities                                  270          260           810          766
        Gains (losses) on securities transactions, net                     --           --            --          187
        Other                                                              39          129           504          291
                                                                  -----------    ---------    ----------    ---------
          Total other income                                            1,325        1,345         4,318        3,964
                                                                  -----------    ---------    ----------    ---------

Other expenses:
        Salaries and employee benefits                                  1,875        1,673         5,612        5,014
        Occupancy and equipment                                           451          418         1,318        1,162
        Other                                                             795          900         2,640        2,603
                                                                  -----------    ---------    ----------    ---------
          Total other expenses                                          3,121        2,991         9,570        8,779
                                                                  -----------    ---------    ----------    ---------

          Income before income tax expense                                954        1,287         3,150        3,685

Income tax expense                                                         86          221           396          608
                                                                  -----------    ---------    ----------    ---------
               Net income                                         $       868        1,066         2,754        3,077
                                                                  ===========    =========    ==========    =========

               Basic and diluted income per common share          $      0.43         0.53          1.38         1.53
                                                                  ===========    =========    ==========    =========

               Weighted average number of shares outstanding        1,999,162    2,014,796     2,001,496    2,015,552
                                                                  ===========    =========    ==========    =========

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                 Nine months ended September 30, 2000 and 1999
           (dollars in thousands, except share and per share amounts)

                                                                                     Accumulated
                                                                                        Other                        Total
                                    Preferred    Common               Undivided     Comprehensive   Treasury     Stockholders'
                                      Stock      Stock     Surplus     Profits      Income (Loss)     Stock          Equity
                                   ---------- ---------  ---------  ------------  --------------- ------------  --------------
Balances at January 1, 1999        $       --    10,800      5,400       21,089               649     (2,027)           35,911

Comprehensive income:
     Net Income                            --        --         --        3,077                --         --             3,077
     Other comprehensive
      income:
        Change in net unrealized
         gain (loss) on securities
         available for sale
         arising during the period,
         net of tax of $(1,288)            --        --         --           --            (2,500)        --            (2,500)
                                                                                                                    ----------
Total Comprehensive Income                                                                                                 577

     Purchase of 4,374 shares
      of treasury stock                    --        --         --           --                --        (76)              (76)

     Cash dividends declared
      ($.51 per share)                     --        --         --       (1,027)               --         --            (1,027)
                                   ----------  --------   --------     --------        ----------   --------        ----------

Balances at September 30, 1999     $       --    10,800      5,400       23,139            (1,851)    (2,103)           35,385
                                   ==========  ========   ========     ========        ==========   ========        ==========


Balances at January 1, 2000        $       --    10,800      5,400       23,628            (1,938)    (2,119)           35,771

Comprehensive income:
     Net Income                            --        --         --        2,754                --         --             2,754
     Other comprehensive
      income:
        Change in net unrealized
         gain (loss) on securities
           available for sale,
           net of tax of $5                --        --         --           --                 8         --                 8
                                                                                                                    ----------
Total Comprehensive Income                                                                                               2,762

     Purchase of 12,666 shares             --        --         --           --                --       (221)             (221)
      of treasury stock

     Cash dividends declared
      ($.51 per share)                     --        --         --       (1,021)               --         --            (1,021)
                                   ----------  --------   --------     --------        ----------   --------        ----------

Balances at September 30, 2000     $       --    10,800      5,400       25,361            (1,930)    (2,340)           37,291
                                   ==========  ========   ========     ========        ==========   ========        ==========

                      HENDERSON CITIZENS BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                 Nine months ended September 30, 2000 and 1999
                             (dollars in thousands)

                                                                                          2000                1999
                                                                                --------------       -------------
Net cash provided by operating activities                                                4,788               1,682

Investing activities:
     Securities available for sale:
        Sales                                                                               --              31,124
        Purchases                                                                      (23,954)            (64,685)
        Maturities and repayments                                                        7,651              25,957
     Securities held to maturity:
        Purchases                                                                           --              (8,426)
        Maturities and repayments                                                        7,454              19,084
     Net change in loans                                                               (15,895)             (9,095)
     Proceeds from sale of premises and equipment
           and other real estate                                                           233                  --
     Purchases of bank premises, equipment and software                                 (1,930)               (759)
                                                                                --------------       -------------
                       Net cash from investing activities                              (26,441)             (6,800)
                                                                                --------------       -------------
 Financing activities:
     Net change in deposits                                                             10,019              (6,594)
     Net change in short-term borrowings                                                 1,737                  --
     Payment on notes payable                                                               --              (2,282)
     Cash dividends paid                                                                (1,363)             (1,027)
     Purchase of treasury stock                                                           (221)                (76)
                                                                                --------------       -------------
                       Net cash from financing activities                               10,172              (9,979)
                                                                                --------------       -------------

Change in cash and cash equivalents                                                    (11,481)            (15,097)
Cash and cash equivalents at beginning of period                                        38,683              36,897
                                                                                --------------       -------------

Cash and cash equivalents at end of period                                      $       27,202              21,800
                                                                                ==============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                               $          647                 695
                                                                                ==============       =============

Interest paid                                                                   $        9,748               8,812
                                                                                ==============       =============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

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

    Certain amounts in the prior financial statements have been reclassified to conform to the current presentation.

(2) Securities
    ----------

    The amortized cost and estimated fair values (carrying value) of securities available for sale at September 30, 2000 and December 31, 1999, are summarized as follows (in thousands of dollars):

                                                                   September 30, 2000
                                     --------------------------------------------------------------------------------------
                                                                Gross                 Gross                 Estimated
                                       Amortized             Unrealized             Unrealized                 Fair
                                          Cost                  Gains                 Losses                  Value
                                     ----------------    -------------------    -----------------      --------------------
U.S. Treasury                        $         18,023                      1                 (110)                   17,914
U.S. Government agencies                       63,411                     14               (1,331)                   62,094
State and municipal                                --                     --                   --                        --
Mortgage-backed securities and
     collateralized mortgage
     obligations                               69,023                     72               (1,570)                   67,525
Other securities                                  494                     --                   --                       494
                                     ----------------    -------------------    -----------------      --------------------
                                     $        150,951                     87               (3,011)                  148,027
                                     ================    ===================    =================      ====================

                                                                      December 31, 1999
                                     --------------------------------------------------------------------------------------
                                                                Gross                 Gross                 Estimated
                                       Amortized             Unrealized            Unrealized                  Fair
                                          Cost                  Gains                Losses                   Value
                                     ----------------    -------------------    -----------------      --------------------
U.S. Treasury                        $         18,049                      2                 (135)                   17,916
U.S. Government agencies                       50,432                     --               (1,500)                   48,932
State and municipal                                --                     --                   --                        --
Mortgage-backed securities and
     collateralized mortgage
     obligations                               65,638                    101               (1,405)                   64,334
Other securities                                  493                     --                   --                       493
                                     ----------------    -------------------    -----------------      --------------------
                                     $        134,612                    103               (3,040)                  131,675
                                     ================    ===================    =================      ====================

                      HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 2000


    The amortized cost and estimated fair values (carrying value) of securities held-to-maturity at September 30, 2000 and December 31, 1999, are summarized as follows (in thousands of dollars):


                                                                                September 30, 2000
                                           --------------------------------------------------------------------------------------
                                                                         Gross                  Gross             Estimated
                                                 Amortized             Unrealized             Unrealized            Fair
                                                    Cost                 Gains                  Losses             Value
                                           --------------------    ------------------   --------------------   ----------------
State and municipal                        $             43,322                   220                 (1,154)            42,388
Mortgage-backed securities and
     collateralized mortgage
     obligations                                          7,455                    --                   (170)             7,285
Corporate                                                 2,052                    --                    (52)             2,000
Other securities                                            217                    --                     (5)               212
                                           --------------------    ------------------   --------------------   ----------------
                                           $             53,046                   220                 (1,381)            51,885
                                           ====================    ==================   ====================   ================

                                                                                December 31, 1999
                                           ------------------------------------------------------------------------------------
                                                                         Gross                  Gross                 Estimated
                                                 Amortized             Unrealized            Unrealized                  Fair
                                                    Cost                 Gains                 Losses                   Value
                                           --------------------    ------------------   --------------------   ----------------
State and municipal                        $             46,895                   132                 (2,197)            44,830
Mortgage-backed securities and
    collateralized mortgage
    obligations                                          11,388                    --                   (193)            11,195
Corporate                                                 2,068                    --                    (68)             2,000
Other securities                                            228                    --                     (5)               223
                                           --------------------    ------------------   --------------------   ----------------
                                           $             60,579                   132                 (2,463)            58,248
                                           ====================    ==================   ====================   ================

                      HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 2000

(3)  Loans and Allowance for Loan Losses
     -----------------------------------

    The composition of the Company's loan portfolio is as follows (in thousands of dollars)


                                                                   September 30,          December 31,
                                                                      2000                   1999
                                                                 ---------------    ---------------------
               Real estate mortgage                              $        86,072                   77,935
               Commercial and industrial                                  42,885                   37,639
               Installment and other                                      33,230                   30,955
                                                                 ---------------    ---------------------
                         Gross loans                                     162,187                  146,529

               Less:
                  Allowance for loan losses                               (2,368)                  (2,200)
                  Unearned discount                                           (7)                    (132)
                                                                 ---------------    ---------------------

                         Loans, net                              $       159,812                  144,197
                                                                 ===============    =====================




    Changes in the allowance for loan losses for the three months and nine months ended September 30, 2000 and 1999 summarized as follows (in thousands of dollars):

                                                           Three months ended                    Nine months ended
                                                              September 30,                        September 30,
                                                    ----------------------------------     -------------------------------
                                                          2000                1999            2000               1999
                                                    -------------        -------------     ------------     --------------
     Balance, beginning of period                   $       2,352               1,916      $    2,200              1,701
     Provision charged to operating expense                    90                 (30)            280                270
     Adjustment for consolidation of CDC                       --                  --               9                 --
     Charge offs:
          Commercial, financial, and agriculture               (6)               (299)            (39)              (303)
          Real estate-mortgage                                 --                 (18)            (19)               (27)
          Installment loans to individuals                   (142)               (173)           (330)              (414)
     Recoveries:
          Commercial, financial, and agriculture               17                 693             102                735
          Real estate-mortgage                                 --                  11              --                 11
          Installment loans to individuals                     57                  61             165                188
                                                    -------------     ---------------      ----------     --------------
      Balance, September 30                         $       2,368               2,161      $    2,368              2,161
                                                    =============     ===============      ==========     ==============

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC. FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

Results of Operations
---------------------

Net income for the first nine months of 2000 decreased to $2,754,000 compared to $3,077,000 for the same period in 1999. Net interest income for the nine months ended September 30, 2000 was $8,682,000 compared to $8,770,000 for the same period in 1999. The Company made a provision of $280,000 to the allowance for loan losses during the first nine months of 2000. A provision of $270,000 was made for loan losses during the same period in 1999. The Company experienced no net gain or loss on securities transactions in the first nine months of 2000 compared to a net gain of $187,000 in the first nine months of 1999. Other income, excluding net gains on securities transactions, for the first nine months of 2000 was $4,292,000 compared to $3,777,000 for the same period in 1999. Total other expenses for the first nine months of 2000 were $9,544,000 compared to $8,779,000 for the same period in 1999. Income tax expense for the first nine months of 2000 and 1999 was $396,000 and $608,000, respectively.

        Net Interest Income.  For the nine months ended September 30, 2000, net
        -------------------
interest income was $8,682,000 compared to $8,770,000 for the first nine months of 1999. Interest income was up $1,430,000 during the nine months ended September 30, 2000, primarily due to interest on loans as average loan balances were up 12.5% compared to the same period in 1999. The increase is largely the result of continued loan growth combined with growth in loans as a result of the opening of the Marshall branch in December 1999. Interest expense increased $1,518,000 due mostly to average rates paid that were approximately 59 basis points higher in the first nine months of 2000 as compared to the same period in 1999.

Net interest income for the three-month period ended September 30, 2000 was $2,840,000 compared to $2,903,000 in 1999. The decrease is a result of the increase in average rates paid on deposits was greater than the increase of the average rates earned on interest-earning assets.

        Provision for Loan Losses.  The provision for loan losses was $280,000
        -------------------------
for the first nine months of 2000 compared to $270,000 for the first nine months of 1999. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Allowance for Loan Losses" for more detailed discussion relative to the provision for loan losses.

For the three-month period ended September 30, 2000, the Company increased its allowance through a provision of $90,000. The Company decreased it allowance for loan losses during the same period in 1999 by a provision of $30,000 primarily as a result of a net recovery of $275,000 during the period.

        Other Income.  Non-interest income, excluding securities gains/losses,
        ------------
was $4,318,000 for the first nine months of 2000 as compared to $3,777,000 in the first nine months of 1999. This increase is due to increases in service charges primarily through an increase in fees collected for insufficient funds, and increases in trust fee income. The acquisition of the Preston Insurance Agency in April of 2000 had little effect in non-interest income as the income is being accounted for net of expenses. The insurance subsidiary is currently
operating at a breakeven level.   The Company experienced no net gains or losses
on securities transactions for the first nine months of 2000 compared to a net gain on securities transactions for the first nine months of 1999 of $187,000.

For the three months ended September 30, 2000, non-interest income, excluding security gains was $1,325,000 compared to $1,345,000 for the same period in 1999, with the majority of the decrease due to two settlements totaling $58,000 that were received in the third quarter of 1999. The Company experienced no net gain/loss on securities for the three months ended September 30, 2000 or during the same period in 1999.

        Other Expenses.  Other expenses for the nine-month period ended
        --------------
September 30, 2000 were $9,570,000 compared to $8,779,000 during the same period in 1999. The increase in other expenses is due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the opening of the Marshall branch in December of 1999 and the acquisition of the Preston Insurance Agency in April of 2000. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties.

For the three-month period ended September 30, 2000, other expenses were $3,121,000 compared to $2,991,000 during the same period in 1999. The increase is a result of the same activities noted in the previous paragraph for the first nine months of 2000 and 1999.

        Income Taxes.  Income tax expense for the first nine months of 2000 was
        ------------
$396,000, compared to $608,000 in the same period in 1999. The effective tax rates for the first nine months of 2000 and 1999 were 12.6% and 16.5%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended September 30, 2000 and September 30, 1999 were $86,000 and $221,000 respectively. The effective tax rates for the three-month periods ended September 30, 2000 and September 30, 1999 were 9.0% and 17.2%.

Financial Condition
-------------------

The Company's total assets at September 30, 2000 of $406,890,000 increased from the total assets at December 31, 1999 of $393,446,000. The Company's loan portfolio grew 10.8% to $159,812,000 at September 30, 2000, up from $144,197,000 at December 31, 1999. Total deposits were $365,442,000 at September 30, 2000, compared to the December 31, 1999 total of $355,423,000.

Deposits and Other Borrowings
-----------------------------

Total deposits at September 30, 2000 increased from the December 31, 1999 balances by $10,019,000. The Marshall branch, which opened in December 1999, accounted for approximately $9,000,000 of this increase. There was also a shift from interest-bearing transaction accounts to money market and savings accounts as customers took advantage of the tiered money market account that is indexed to the three-month Treasury bill.

In the three months ended September 30, 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At September 30, 2000, amounts payable under this note totaled $1,737,000.

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

Cash and cash equivalents decreased $11,481,000, or 29.7%, from $38,683,000 at December 31, 1999 to $27,202,000 at September 30, 2000. Cash and cash equivalents represented 6.7% of total assets at September 30, 2000 compared to 9.8% of total assets at December 31, 1999. This decrease was due to the investment of excess liquidity built up prior to year-end in anticipation of Y2K withdrawals as well as funds used to finance new loans. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first nine months of 2000 were the net increase in loans of $15,895,000, securities purchases of $23,954,000 and securities maturities and repayments of $15,105,000.

Capital Resources
-----------------

At September 30, 2000, stockholders' equity totaled $37,291,000, or 9.2% of total assets, compared to $35,771,000, or 9.1% of total assets, at December 31, 1999. The increase in stockholders' equity is the result of earnings retained net of treasury stock purchases of $221,000.

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

The tables below set forth the Consolidated and Citizens Bank only capital ratios as of September 30, 2000 and December 31, 1999.


                                                    Consolidated   Bank Only
                                                    ------------  ---------
September 30, 2000
------------------
Tier 1 capital to risk-weighted assets ratio            17.8%       17.6%
Total capital to risk-weighted assets ratio             19.0        18.8
Leverage ratio                                           9.0         8.9

December 31, 1999
-----------------
Tier 1 capital to risk-weighted assets ratio            18.4%       18.8%
Total capital to risk-weighted assets ratio             19.6        19.8
Leverage ratio                                           9.0         8.3


As of September 30, 2000 and December 31, 1999, the Company and its Bank subsidiary, Citizens National Bank, met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to September 30, 2000 and December 31, 1999 that would change the Company's or the Citizen National Bank's capital categories.

Loans
-----

The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $162,187,000 at September 30, 2000 compared to $146,529,000 at December 31, 1999.

As can be seen in the table in Note 3 above, a strong increase of approximately 13.9% in commercial and industrial loans, an increase of approximately 10.4% in real estate loans, and an increase of 7.3% in installment loans occurred during the first nine months of 2000. The overall increase during the nine months ended September 30, 2000 is largely the result of strong market demand for home loans and commercial properties, including leases. The opening of the Marshall branch in December 1999 has contributed to an increase in total loans of approximately $5,014,000 while the consolidation of the Bank with its subsidiary, CDC, increased total loans by approximately $841,000 during the first nine months of 2000.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at September 30, 2000 and December 31, 1999 was 1.46% and 1.50% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at September 30, 2000 represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

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

The provision for loan losses for the three and nine months ended September 30, 2000 totaled $90,000 and $280,000 compared to $(30,000) and $270,000 for the three and nine months ended September 30, 1999. For the three month period ended September 30, 1999, the Company's allowance decreased by $30,000 primarily as a result of a net recovery situation during the period of $275,000. The Company had a significant recovery on one customer amounting to approximately $680,000. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for loan growth, particularly higher risk commercial and installment loans.

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

During the three months ended June 30, 2000, the Company restructured a single loan relationship totaling $1,216,000. The restructured loan is secured by commercial real estate, a manufacturing company that was adversely affected by a down turn in the oil and gas market.

The following is a summary of the Company's problem loans as of September 30, 2000 and December 31,1999.

                                                                     September 30,         December 31,
                                                                        2000                   1999
                                                                   ----------------    -------------------
                                                                            (dollars in thousands)
Nonaccrual loans                                                   $            172                     --
Restructured loans                                                            1,216                     --
Other impaired loans                                                             --                     --
Loans past due 90+ days and still accruing                                       66                    183
                                                                   ----------------    -------------------
          Total non-performing loans                               $          1,454                    183
                                                                   ================    ===================

Other potential problem loans                                      $             --                     --
                                                                   ================    ===================

Other non-performing assets, other real estate owned               $            135                    150
                                                                   ================    ===================


Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 53.1% at September 30, 2000) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in Note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 79% of the total as of September 30, 2000 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of September 30, 2000, floating rate securities made up 70% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 49% of total assets at September 30, 2000. The investment portfolio totaled $201,073,000 at September 30, 2000, up from $192,254,000 at December 31, 1999. This increase resulted due to excess cash and fed funds being invested in available for sale securities for increased yields

Recent Accounting Pronouncements
--------------------------------

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

One strategy used by the Company to reduce the volatility of its net interest income is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 14% of the Company's loan portfolio reprices on at least an annual basis.

The Company has also structured the securities portfolio so that most of the mortgage-backed securities reprice on at least an annual basis. The Company also maintains most of its securities in the available for sale portfolio to take advantage of changes in interest rates and to maintain liquidity for loan funding and deposit withdrawals. The mortgage-backed and related securities also provide the Company with a constant flow stream from principal repayments. The Company invests short-term excess funds in overnight federal funds that mature and reprice on a daily basis.

The Company's 1999 annual report details a table that provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the discussion. The Company believes the assumptions utilized are reasonable. Management believes that no events have occurred since December 31, 1999 which would significantly change the ratio of rate sensitive assts to rate sensitive liabilities for the given time horizons in the table.

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




                                        HENDERSON CITIZENS BANCSHARES, INC.


Date:   November 10, 2000                  By:  /s/  Milton S. McGee, Jr.
        -----------------                       --------------------------

                                                Milton S. McGee, Jr., CPA
                                                President



Date:   November 10, 2000                 By:  /s/  Rebecca G. Tanner
        -----------------                      ---------------------------

                                               Rebecca G. Tanner, CPA
                                               Vice President, Treasurer,
                                               Chief Financial Officer and
                                               Chief Accounting Officer

                                 EXHIBIT INDEX



Exhibit
-------------------------------------------------------------------------------

27.1   Financial Data Schedule.