Form 10-K405
period 2000-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 2001-03-28
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended: December 31, 2000

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _________ to ________

                        Commission File Number 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

                     Texas                                      75-2371232
 (State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
                or organization)

       201 West Main Street, P. O. Box 1009
                Henderson, Texas                                 75653
     (Address of principal executive offices)                  (Zip Code)

                  (903) 657-8521
(Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

[Title of Each Class]                         [Name of Each Exchange on Which Registered]
None                                          None

      Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X   Yes ___ No
                                   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the price of the voting stock in the most recent sale transaction, which occurred on November 17, 2000, was $20,157,497.50. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Further, the shares of registrant held in trust by Citizens National Bank, Henderson, Texas, are assumed to be held by an affiliate of the registrant. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of the registrant's common stock, as of March 1, 2001: 1,995,216.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

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

     Neither the Company nor the Delaware BHC engages in any nonbanking activities at this time. If, in the future, the Company proposes to engage in any nonbanking activities through these corporations, it would be restricted to those nonbanking activities permitted under applicable law or regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As of December 31, 2000, the Company had, on a consolidated basis, total assets of approximately $423,644,000, total deposits of approximately $379,122,000, total loans (net of unearned discount and allowance for loan losses) of approximately $169,882,000, and total stockholders' equity of approximately $39,122,000.

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

Recent Developments
-------------------

     During 2000, the Company purchased 15,884 shares of its common stock from eight shareholders at an average cost of $17.50 per share. These were privately negotiated transactions. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

     On March 14, 2000, the Office of the Comptroller of Currency (the "Comptroller") approved the establishment of an additional branch location for the Citizens Bank located at 739 E. Tyler Street, Athens, Texas. On December 5, 2000, the Citizens Bank opened their full service branch location in Athens, Texas.

     On February 6, 2001, the Company entered into an Agreement and Plan of Reorganization to acquire Rusk County Bancshares, Inc., Henderson, Texas ("RCBI"), and its wholly owned indirect banking subsidiary, Peoples State Bank. Peoples State Bank operates three banking offices in East Texas, one each in Henderson, Longview and Tatum. Following completion of the transaction, it is anticipated that Peoples State Bank will be merged into the Citizens Bank.

     At December 31, 2000, RCBI reported net income of $599,000 and consolidated assets of $53.5 million. The acquisition of RCBI will be accounted under the purchase method of accounting for business combinations, [and is expected to be accretive to the Company's earnings in the first full year of operations.]
Under the terms of the agreement, all outstanding shares of RCBI common stock (including shares acquired upon exercise of stock options) will be converted into $12,550,000 in cash, representing 1.57 times RCBI's book value at December 31, 2000, and 20.95 times 2000 earnings.

     The agreement has been approved by the board of directors of both companies. The acquisition of RCBI, which is subject to conditions usual and customary for acquisition transactions of this type, including receipt of regulatory approval, approval of the shareholders of RCBI and satisfaction of other terms and conditions, is expected to be completed during the third quarter of 2001, although there can be no assurance that the transaction will be completed.


The Citizens Bank
-----------------

     General.
     -------

     The Citizens Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Comptroller, and was originally located at 101 East Main Street, Henderson, Texas. In 1973, the Citizens Bank moved to its current location at 201 West Main Street. The Citizens Bank operates branch offices in Henderson, Overton, Mount Enterprise, Jefferson, Malakoff, Chandler, Waskom, and Marshall, Texas. On March 24, 1997, the Citizens Bank opened a trust office in Corsicana, Texas. The Citizens Bank opened a loan production office at the Corsicana, Texas location in March of 1998. At December 31, 2000, the Citizens Bank had approximately $423,503,000 in assets, $379,531,000 in deposits, $169,882,000 in loans (net of unearned discount and allowance for loan losses), and $38,841,000 in shareholder's equity. The Citizens Bank is regulated and supervised by the Comptroller.

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

     On August 8, 1999, the Citizens Bank received approval to own an insurance subsidiary, HCB Insurance Agency, Inc., to perform general insurance agency activities in Mt. Enterprise, Texas. On April 5, 2000, HCB Insurance Agency, Inc. purchased The Preston Agency in Henderson, Texas.

     Saturday drive up banking has been offered at the Malakoff location since its acquisition in 1994. Saturday drive up banking has been offered in Henderson at the Southside branch since November 1995 and Saturday full service banking has been offered since April 1999. At the Chandler branch, Saturday drive up banking has been offered since April 1996. Saturday drive up banking has been offered by the Waskom branch since September 1998 and by the Jefferson branch since February 1998. Saturday drive up banking and Saturday full service banking has been offered at the Marshall branch since it was established in December 1999. Saturday drive up banking and Saturday full service banking has been offered at the Athens branch since its establishment in December 2000.

     Competition.  The Citizens Bank serves a large portion of the East Texas
     -----------
area with offices in Henderson, Overton, and Mount Enterprise, which includes Rusk County, Jefferson, which includes Marion County, Athens, Malakoff and Chandler, which includes Henderson County, and Waskom and Marshall which includes Harrison County. The activities in which the Citizens Bank engages are competitive. Each engaged activity involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. In addition to competing with other commercial banks within and outside their primary service areas, the Citizens Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds and securities brokers. The Citizens Bank also competes with suppliers of equipment in furnishing equipment financing and leasing services.

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

     Employees.  At December 31, 2000, the Citizens Bank employed approximately
     ---------
173 full-time and 42 part-time employees.

     The Banking Industry in East Texas.   The banking industry is affected by
     ----------------------------------
general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market cause a significant portion of the increase in the Company's nonperforming assets during that period.
During the early 1990's, the East Texas economy entered into a recovery and growth period that continued as we entered the year 2000. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. One area of concern continues to be the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

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

     Banks and bank holding companies are required to maintain a ratio of total capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets ("Tier 1 Capital Ratio") of at least 4.0%. Under these guidelines, the Company had a Total Capital Ratio of 18.59% and a Tier 1 Capital Ratio of 17.45% at December 31, 2000. The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

     In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage Capital Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Capital Ratio of at least 4.0% for all other banks. The Comptroller, the FDIC and the Federal Reserve Board define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets are comprised of total assets less intangible assets. As of December 31, 2000, the Company's Leverage Capital Ratio was 8.76%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangible assets not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2000, the Federal Reserve Board had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

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

     The ability of the Citizens Bank to pay dividends is also restricted by the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the Comptroller and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and Leverage Capital Ratios of at least 3.0% for the most highly rated, financially sound banks and at least 4.0% for all other banks. Under the regulations, at December 31, 2000, the Citizens Bank had capital ratios as follows:

              Tier 1                  Total                  Leverage
          Capital Ratio           Capital Ratio           Capital Ratio
          -------------           -------------           -------------

             16.99%                   18.12%                  8.69%

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

     Deposit Insurance. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which the FDIC has classified it. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2000 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2000 to a debt service assessment of $0.016 per one hundred dollars of deposits to help recapitalize the Savings Association Insurance Fund of the FDIC. Under these assessment criteria, the Citizens Bank is required to pay annual deposit premiums to the FDIC in the amount of $0.016 per hundred dollars of deposits. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Citizens Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Citizens Bank's earnings.

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

ITEM 2.  PROPERTIES

     The Citizens Bank owns its main banking office and eight branch offices, and leases one facility for a trust and loan production office. The main office is a two-story, 33,000-square-foot office building located at 201 West Main Street, Henderson, Texas, and is the location where the majority of the Citizens Bank's business is conducted. It is also the location where the Company's offices are located. There is a six-lane drive-in facility located directly behind the Citizens Bank's main office. An automated teller machine ("ATM") is also located in a separate building at this address. The Citizens Bank has five additional ATMs in Henderson, Texas, located (i) in a convenience store at 321 State Highway 64 West, (ii) in a convenience store at 1414 West Main Street,
(iii) in the local hospital at 300 Wilson, (iv) in a convenience store at 2404 Highway 79 South, and (v) in a convenience store at the traffic star, which is located at the intersection of U.S. Highways 79 and 259 and State Highways 64 and 43.

     The Citizens Bank has eight branch offices and one trust office. The Southside branch office is located at 1610 Highway 79 South, Henderson, Texas. The Southside branch office contains approximately 4,200 square feet and has a three-lane drive-in facility. The Overton branch office is located at 307 South Commerce Street, Overton, Texas. The Overton branch has approximately 1,076 square feet, one drive-in lane and one ATM. The Overton branch also maintains an ATM at Kilgore College in Kilgore, Texas. The Mount Enterprise branch office is located on Highway 84 in Mount Enterprise, Texas. The Mount Enterprise branch facility has approximately 9,000 square feet, a two-lane drive-in facility, and one ATM. The Jefferson branch office is located at 109 East Broadway, Jefferson, Texas. The Jefferson branch office contains approximately 7,000 square feet and three drive-in lanes. An ATM is located behind the Jefferson branch office at 109 East Broadway. The Jefferson branch also maintains an ATM located at a convenience store at 105 South Walcott and in a grocery store at 404 E. Broadway, Jefferson, Texas. The Malakoff branch is located at 115 West Royall Boulevard, Malakoff, Texas. The Malakoff branch facility has approximately 10,000 square feet, a three-lane drive-in facility and one ATM. The Chandler branch office is located at 105 Highway 31 East, Chandler, Texas. The Chandler branch office contains approximately 3,200 square feet, one drive-in lane and an ATM. A speed of service drive-in facility with three drive-in lanes and one drive up ATM is located at 230 Highway 31 East, Chandler, Texas. The Waskom branch is located at 745 Spur 156, Waskom, Texas. The Waskom branch office contains approximately 6,000 square feet with one drive-in lane attached to the building. One remote drive-in lane and one drive up ATM are also located on the same property. The Marshall branch is located at 1708 East End Boulevard North, Marshall, Texas. The Marshall branch office contains approximately 4,000 square feet with four drive-in lanes and one ATM at the branch location. The Marshall branch also has one ATM located in a convenience store at 401 Pinecrest. The Athens branch is located at 739 E. Tyler Street, Athens, Texas. Currently, the Athens branch is located in a leased modular building with two attached drive-in lanes and an ATM until construction is completed on a permanent branch facility at the same location. The Citizens Bank also maintains two ATMs in convenience stores located at 1398 E. Tyler Street and 116 W. Hwy 175 in Athens, Texas. The trust and loan production office is located at 400 W. Collin Street, Corsicana, Texas. This office is in a leased building that has approximately 4,000 square feet.

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

     A vote of the shareholders of the Company was not taken during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                 MARKET FOR STOCK

     There is no established public market for the shares of the $5.00 par value per share common stock of the Company (the "Company Stock"). The following table shows (i) the high and low sales price for each sale of the common stock of the Company indicated for which the management of the Company had knowledge of the prices involved through March 1, 2001, (ii) the number of such transactions for the periods indicated, and (iii) the total number of shares traded in such transactions. THESE PRICES REFLECT ONLY THE TRANSACTIONS WITH RESPECT TO WHICH MANAGEMENT OF THE COMPANY HAS KNOWLEDGE OF THE PURCHASE PRICE. TRADE PRICES ARE REPORTED ON AN INFORMAL BASIS, AND NO INDEPENDENT VERIFICATION OF THE TRADE PRICES HAS BEEN MADE. THEY ARE THE RESULT OF ISOLATED TRANSACTIONS AND ARE NOT NECESSARILY INDICATIVE OF THE ACTUAL OR MARKET VALUE OF SUCH SECURITIES.

                                                                      Company Stock
                           ------------------------------------------------------------------------------------
                                                                         NUMBER OF                 NUMBER OF
                                                                       TRANSACTIONS                  SHARES
2001                          LOW                 HIGH                  REPRESENTED               REPRESENTED
----                       ---------            --------             -----------------          ---------------
First Quarter
(Through March
1, 2001)                     17.50                17.50                       -                          -

2000
----
First Quarter                17.50                17.50                       6                     10,666

Second Quarter               17.50                17.50                       4                      2,002

Third Quarter                17.50                17.50                       5                      2,180

Fourth Quarter               17.50                17.50                       3                      3,258

1999
----
First Quarter                14.50                17.50                       5                      1,063

Second Quarter               17.50                17.50                       -                          -

Third Quarter                17.50                17.50                       7                      3,674

Fourth Quarter               17.50                17.50                       1                        900

          As of March 1, 2001, there were 404 shareholders of record.

                                   DIVIDENDS

     The Company declared quarterly dividends on the Company Stock during 2000 that approximated $340,000 (or $0.17 per share) for the first quarter of 2000, $340,000 (or $0.17 per share) for the second quarter of 2000, $340,000 (or $0.17 per share) for the third quarter of 2000, and $339,000 (or $0.17 per share) for the fourth quarter of 2000. The Company paid four quarterly dividends on the Company stock during 2000. On January 2, 2000, the Company paid a dividend on the Company stock that approximated $342,000. On March 31, 2000, the Company paid a dividend on the Company stock that approximated $340,000 (or $0.17 per share). On June 30, 2000 the Company paid a dividend on the Company stock that approximated $340,000 (or $0.17 per share). On September 30, 2000 the Company paid a dividend on the Company stock that approximated $340,000 (or $0.17 per share). The amount and timing of future dividend payments will be determined by the Board and will depend upon a number of factors, including the extent of funds legally available therefor and the earnings, business prospects, acquisition opportunities, cash needs, financial condition and regulatory and capital requirements of the Company, the Delaware BHC and the Citizens Bank.

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

     The ability of the Company, the Delaware BHC, and the Citizens Bank to pay dividends is also restricted by the requirement that they maintain adequate levels of capital (on a consolidated basis, in the case of the Company and the Delaware BHC) in accordance with guidelines promulgated from time to time by the Comptroller, in the case of the Citizens Bank, and the Federal Reserve Board, in the case of the Company and the Delaware BHC. The Comptroller, the Federal Reserve Board and the FDIC have adopted risk-based capital guidelines. Federal Reserve Board guidelines require the Company to maintain a Tier 1 Capital Ratio of at least 4.0%, a Total Capital Ratio of at least 8.0% and a Leverage Capital Ratio of at least 4.0%. The Company's Tier 1 Capital, Total Capital Ratio and Leverage Capital Ratio at December 31, 2000 were 17.45%, 18.59% and 8.76%, respectively, and thus were above the regulatory minimums. See "ITEM 1. BUSINESS -- Supervision and Regulation." As of December 31, 2000, neither the Company nor the Citizens Bank had entered into any agreement with any regulatory authority requiring the Company or the Citizens Bank to maintain higher ratios than regulations normally require. The ability of the Company (as a Texas corporation) to pay dividends is restricted by Texas law, which provides that a corporation may pay dividends only out of unreserved and unrestricted earnings surplus of the corporation and is directly tied to the Citizens Bank' ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2000.

                                                                                    At December 31,
                                                         -------------------------------------------------------------------
(Dollars in thousands, except per share amounts)               2000/(1)/         1999      1998/(2)/        1997        1996
                                                         -------------------------------------------------------------------
Balance Sheet Data:
Total assets                                                  $423,644        393,962      386,919       358,493     356,830
Loans, net of unearned interest                                169,882        144,197      129,263       106,061     100,825
Allowance for credit losses on loans                             2,355          2,200        1,701         1,249       1,146
Total deposits                                                 379,122        355,423      345,720       322,107     320,673
Shareholders' equity                                            39,122         35,771       35,911        32,729      31,988

                                                                               Year Ended December 31,
                                                         -------------------------------------------------------------------
                                                                  2000           1999         1998          1997        1996
                                                         -------------------------------------------------------------------
Income Statement Data:
Interest income                                               $ 25,527         23,166       22,234        22,267      20,716
Interest expense                                                14,015         11,576       11,377        11,546      11,203
                                                         -------------------------------------------------------------------
Net interest income                                             11,512         11,590       10,857        10,721       9,513
Provision for credit losses                                        290            354          623           330         264
                                                         -------------------------------------------------------------------
Net interest income after provision for credit losses           11,222         11,236       10,234        10,391       9,249
Non-interest income                                              6,267          5,414        4,754         3,290       3,243
Non-interest expense                                            13,313         12,011       10,614         9,265       8,038
                                                         -------------------------------------------------------------------
Income before income taxes                                       4,176          4,639        4,374         4,416       4,454
Income tax expense                                                 552            730          868         1,026       1,110
                                                         -------------------------------------------------------------------
Net income                                                       3,624          3,909        3,506         3,390       3,344

Common Share Data:
Net income - basic                                                1.81           1.94         1.74          1.61        1.55
Book value                                                       19.61          17.79        17.81         16.22       15.02
Dividend pay-out ratio                                           37.57          35.05        36.85         39.53       41.21

                                                                       As of or for the Year Ended December 31,
                                                         -------------------------------------------------------------------
                                                                  2000           1999         1998          1997        1996
                                                         -------------------------------------------------------------------
Performance Data:
Return on average total assets                                    0.91%          1.02         0.98          0.98        1.00
Return on average shareholders' equity                            9.80%         11.02        10.16         10.56       10.60
Average shareholders' equity to average assets                    9.00%          9.21         9.65          9.27        9.44
Total loans to total deposits at year-end                        44.81%         40.57        37.39         32.93       31.44

(1) On December 20, 1999, the Citizens Bank opened its full service branch location in Marshall, Texas, and completed its first full year of operations in 2000.

(2) On December 11, 1998, the Company acquired all of the outstanding shares of Jefferson National Bank, Jefferson, Texas. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $31,913,000, and total deposits of $28,564,000.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements, the notes thereto, and other financial and statistical information appearing elsewhere in this 2000 Annual Report.

INTRODUCTION
------------

     Henderson Citizens Bancshares, Inc. (the "Company") was incorporated as a Texas corporation on November 13, 1990 and was organized for the purpose of becoming a second-tier bank holding company through the direct acquisition of one hundred percent (100%) of the issued and outstanding shares of the common stock of Henderson Citizens Delaware Bancshares, Inc. (the "Delaware BHC") and through the indirect acquisition of one hundred percent (100%) of the issued and outstanding shares of the $5.00 par value per share common stock of Citizens National Bank (the "Citizens Bank"). The Delaware BHC was incorporated pursuant to the laws of the State of Delaware on February 21, 1991. The acquisition of the Delaware BHC by the Company and the acquisition of the Citizens Bank by the Delaware BHC were consummated on December 27, 1991.

     The Company's primary activity is to provide assistance to its subsidiaries in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to its subsidiaries. Delaware BHC and the Citizens Bank operate under the day-to-day management of its own officers and each entity's individual board of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of its subsidiaries. The Company conducts no other activity than the operation of its subsidiaries. The Company derives its revenues primarily from the operation of its subsidiaries in the form of dividends paid from the Citizens Bank.

     The Delaware BHC owns 100% of the issued and outstanding shares of the Citizens Bank. The Delaware BHC was organized as a Delaware corporation in 1991 in order to limit the Company's Texas franchise tax liability. The Delaware BHC currently does not conduct any significant activities and has no activities contemplated at this time.

     The Citizens Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Comptroller of the Currency (the "Comptroller") and originally located at 101 East Main Street, Henderson, Texas. In 1973, the Bank moved to its current location at 201 West Main Street.

     In 1990, the Citizens Bank acquired certain assets and assumed substantially all of the liabilities of General S&L from the Resolution Trust Corporation ("RTC"). With this acquisition, the Citizens Bank opened its Southside Branch at 1610 Highway 79 South in Henderson and a branch at 307 Commerce in Overton, Texas.

     On December 31, 1991, the Company acquired 100% of the issued and outstanding shares of Enterprise Bancshares, Inc. ("Enterprise"). At the date of the acquisition of Enterprise, Merchants State Bank of Mount Enterprise, Texas ("Merchants Bank") was a wholly owned subsidiary of Enterprise. Immediately following the consummation of the Enterprise acquisition, Merchants Bank was merged with and into Citizens Bank, becoming the third branch of Citizens Bank. The branch is located at 110 Rusk Street (Highway 84) in Mt. Enterprise, Texas. On December 29, 1995 Enterprise was merged with the Delaware BHC.

     On September 23, 1994, the Citizens Bank purchased certain assets and assumed certain liabilities associated with the Jefferson, Texas branch of Pacific Southwest Bank, F.S.B., Corpus Christi, Texas located at 302 East Broadway, Jefferson, Texas (the "Jefferson Branch"). The Citizens Bank began operations of the Jefferson Branch effective at the close of business on September 23, 1994. The acquisition of the Jefferson Branch resulted in an increase in total assets of the Citizens Bank of approximately $14,500,000 and total deposits of approximately $13,900,000 as of September 23, 1994.

     On December 8, 1994, the Citizens Bank purchased certain assets and assumed certain liabilities associated with the branches of NationsBank of Texas, National Association, Dallas, Texas ("NationsBank"), located at 105 Highway East, Chandler, Texas, and 115 West Royall Boulevard, Malakoff, Texas (collectively, the "NationsBank Branches"). The Citizens Bank began operations of the NationsBank Branches as branches of the Citizens Bank effective at the close of business on December 8, 1994. The acquisition of the NationsBank Branches resulted in an increase in total assets of the Citizens Bank of approximately $51,300,000 and total deposits of $45,676,000 as of December 8, 1994.

     On September 17, 1996, the Company completed its acquisition of all of the issued and outstanding stock of Waskom Bancshares, Inc. and its majority-owned subsidiary, the First State Bank in Waskom, Texas (the "Waskom Bank"). The Company acquired approximately 93% of the stock of Waskom Bancshares, Inc. pursuant to the terms of a Stock Purchase Agreement, dated as of May 24, 1996. The Company acquired the remaining shares of Waskom Bancshares, Inc. and the minority interest of the Waskom Bank not owned by Waskom Bancshares, Inc. pursuant to the terms of Stock Purchase Agreements between the Company and each of the holders representing a minority interest in Waskom Bancshares, Inc. and the Waskom Bank. Such stock was acquired for cash, and the purchase price was funded with a combination of notes payable and cash. The stock of the Waskom Bank directly and indirectly acquired by the Company through the acquisition of Waskom Bancshares, Inc. was thereafter contributed to the Delaware BHC. Waskom Bancshares, Inc. is an inactive subsidiary of the Company. The sole banking office of the Waskom Bank is now being operated as a full-service branch of the Citizens Bank since completion of a merger on July 23, 1998. The acquisition of the Waskom Bank resulted in an increase in total assets of the Citizens Bank of approximately $25,256,000 and total deposits of $22,908,000 as of September 17, 1996.

     On December 11, 1998, the Company acquired all of the outstanding shares of Jefferson National Bank (the "Jefferson Bank") located at 109 E. Broadway, Jefferson, Texas, for a combination of cash and notes payable. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $31,913,000 and total deposits of $28,564,000. The Citizens Bank merged operations of the Jefferson Bank with the existing Citizens Bank Jefferson branch at the close of business on December 11, 1998.

     On June 1, 1999, the Comptroller of Currency approved the establishment of two additional branch locations for the Citizens Bank; one located at 400 West Collin Street, Corsicana, Texas, and the second located at 1708 East End Boulevard North, Marshall, Texas.

     On December 20, 1999, the Citizens Bank opened its full service branch location in Marshall, Texas.

     On March 14, 2000, the Comptroller of Currency approved the establishment of a branch location for Citizens Bank located at 739 E. Tyler Street, Athens, Texas.

     On April 5, 2000, HCB Insurance Agency, Inc., a wholly owned subsidiary of Citizens Bank, completed the purchase of the Preston Insurance Agency in Henderson, Texas.

     On December 5, 2000, the Citizens Bank opened its full service branch location in Athens, Texas.

     On February 6, 2001, the Company entered into an Agreement and Plan of Reorganization to acquire Rusk County Bancshares, Inc., Henderson, Texas, and its wholly owned indirect banking subsidiary, Peoples State Bank. Peoples State Bank operates three banking offices in East Texas, one each in Henderson, Longview and Tatum. Following completion of the transaction, it is anticipated that Peoples State Bank will be merged into the Citizens Bank.

     The Company's management continues its strategy to increase market share and enhance long-range profitability by evaluating potential acquisitions. This evaluation process involves maintenance of strong equity capital and consistent earnings, and meeting internal financial objectives of the Company.

Results of Operations
---------------------

     During the year ended December 31, 2000, the Company's net income decreased to $3,624,000 from $3,909,000 and $3,506,000 for the same periods in 1999 and
1998 respectively. The decrease in net income for 2000 was primarily attributable to a significant increase in short-term interest rates and excess liquidity early in the year in anticipation of Y2K demands. In 1999, the increase in net income resulted from higher net interest income, a lower provision for loan losses, increased other income and reduced tax provision offset by an increase in other expenses.

     Net interest income was slightly lower, $11,512,000 in 2000 compared to $11,590,000 in 1999 and $10,857,000 in 1998. The provision for loan losses was lower, $290,000 in 2000 compared to $354,000 in 1999 and $623,000 in 1998. Other income increased to $6,267,000 in 2000 compared to $5,414,000 in 1999 and $4,754,000 in 1998. Other expenses increased to $13,313,000 in 2000 compared to $12,011,000 in 1999 and $10,614,000 in 1998. The tax provision was reduced to $552,000 in 2000 compared to $730,000 in 1999 and $868,000 in 1998.

Net Interest Income
-------------------

     Net interest income is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. In Table I, interest income on each category of interest-earning assets and the interest expense on interest-bearing liabilities are weighted to produce yields and rates for each category of assets and liabilities. The difference between the weighted yields of assets and rates on liabilities is the net interest spread. Net interest margin is net interest income as a percentage of total interest-earning assets.

     Net interest income was affected by an increase in interest income of $2,361,000 in 2000 over 1999 due to higher average balances combined with higher yields. Interest expense increased by $2,439,000 as related liabilities were impacted by average rates in 2000 that were 67 basis points higher than the previous year. In 1999 compared to 1998, net interest income was affected by an increase in interest income of $932,000 due to higher average balance for interest earning assets offset by slightly lower yields. There was a slight increase in interest expense of $199,000 in 1999 over 1998 due to an increase in average balances offset by a decline of 21 basis points on the average yield. Differences in yields and volumes can be found in Table II.

     Net interest spreads were approximately 2.8%, 3.1%, and 2.9% for the years 2000, 1999, and 1998, respectively, and net interest margins were 3.5%, 3.7%, and 3.6% during the same three-year period.

Interest Income
---------------

     Loans. In 2000, interest income on loans increased $1,924,000 over 1999
     -----
due to higher average balances combined with a higher average yield. In 1999, interest income on loans increased $1,432,000 over 1998 as an increase in average balances was partially offset by a decrease of 23 basis points on average rates paid. The average loan balance during 2000 increased due to continued strong loan demand, increases in tax-exempt leases and the new loans added due to the branch in Marshall.

     Securities. Income from investment securities increased $313,000 in 2000
     ----------
from 1999 due to higher yields offset by lower average balances. Income from investment securities decreased $233,000 from 1999 compared to 1998, as slightly higher average balances were more than offset by a decrease in yields, primarily in U.S. government securities. The decrease in yields in 1999 compared to 1998 was primarily due to lower rates on reinvestments. See Tables I and II.

     Other Interest Earning Assets. Other interest-earning assets consist of
     -----------------------------
interest-bearing deposits with other financial institutions and federal funds sold. Interest income on other interest earning assets decreased $124,000 in 2000 compared to 1999 due mainly to lower average balances. Such amounts decreased in 1999 from 1998 by $267,000 due to lower average balances.

Table I - Average Balances and Interest Yields and Spreads
(dollars in thousands)

                                                                      Years Ended December 31
                                   -----------------------------------------------------------------------------------------
                                                2000                            1999                         1998
                                              ---------                       ---------                     --------
                                               Interest                        Interest                     Interest
                                     Average    Income/   Yield/    Average     Income/ Yield/    Average    Income/  Yield/
                                     Balances   Expense    Rate    Balances     Expense  Rate    Balances    Expense   Rate
                                   ---------- ---------  ------- -----------  --------- ------ ----------- --------- --------
Loans, net**                        $ 157,454    13,061     8.66%    137,997     11,137   8.38%  $ 116,520     9,705     8.61%

Securities:
  U.S. governments                     80,577     4,567     5.67      72,800      3,999   5.49      84,931     4,976     5.86
  State and municipals*                44,328     2,056     7.03      48,461      2,232   6.98      36,256     1,670     7.04

  Other***                             78,087     5,090     6.52      87,828      5,169   5.89      84,727     4,987     5.87

Interest-bearing deposits with
financial institutions                  7,031       453     6.44       8,207        420   5.12      10,119       545     5.39
Federal funds sold                      4,869       300     6.16       4,045        209   5.17       6,543       351     5.36
                                   ---------- ---------  ------- -----------  --------- ------ ----------- --------- --------

Total interest-earning assets*        372,346    25,527     7.29     359,338     23,166   6.88     339,096    22,234     6.91

Other assets:
Cash and due from banks                 9,867                         11,135                         7,561
Premises and equipment, net             7,786                          6,458                         5,434
Allowance for loan losses              (2,307)                        (1,948)                       (1,439)
Other assets                           11,127                         10,023                         6,814
                                  ------------                   -----------                   ------------

Total average assets                $ 398,819                      $ 385,006                     $ 357,466
                                  ============                   ===========                   ============

Interest-bearing liabilities:
  NOW, money market and
savings deposits                    $ 127,539     3,468     2.72%  $ 128,315      2,862   2.23%   $120,254     3,026     2.52%
  Time deposits                       185,632    10,501     5.66     176,188      8,706   4.94     163,007     8,318     5.10

  Other borrowed funds                    537        46     8.38          81          8   9.88         536        33     4.48
                                   ---------- ---------  ------- -----------  --------- ------ ----------- --------- --------

Total interest-bearing

liabilities                           313,708    14,015     4.47     304,584     11,576   3.80     283,797    11,377     4.01

Other liabilities and stockholders equity:

Demand deposits                        46,917                         42,622                        36,883
Other liabilities                       2,286                          2,295                         2,007
Stockholders' equity                   35,908                         35,470                        34,497
                                  -----------                    -----------                   ------------

Total average liabilities and
  stockholders equity               $ 398,819                      $ 384,971                     $ 357,184
                                  ===========                    ===========                   ===========

Net interest income                             $11,512                         $11,590                      $10,857
                                              =========                       =========                    =========
  Net interest spread*                                      2.82%                         3.08%                          2.90%
                                                         =======                        ======                       ========
  Net interest margin*                                      3.53%                         3.66%                          3.56%
                                                         =======                        ======                       ========

* Interest yields have been presented on a tax equivalent basis using a 34% rate.
** Non-accrual loans have been included in average balances, thereby reducing yields.
*** Primarily consists of mortgage backed securities and collateralized mortgage obligations.

         Table II provides a summary of the changes in interest income and interest expense resulting from changes in volumes and rates of interest-earning assets and interest-bearing liabilities for the periods indicated. The increase (decrease) due to changes in volume reflected in the table below was calculated by applying the preceding year's rate to the current year's change in the average balance. The increase (decrease) due to changes in average rates was calculated by applying the current year's change in the average rates to the current year's average balances. Using this method of calculating increases (decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

Table II - Analysis of Changes in Net Interest Income
(dollars in thousands)

                                             2000 over 1999                                1999 over 1998
                                     ------------------------------------------    -----------------------------------------
                                        Increase        Increase                     Increase        Increase
                                       (Decrease)      (Decrease)      Total        (Decrease)      (Decrease)        Total
                                         due to          due to       Increase        due to          due to        Increase
                                         Volume           Rate       (Decrease)       Volume           Rate        (Decrease)
                                     -------------    -----------   -----------    -------------   ------------  ------------
Interest-earning assets:
     Loans, net                      $    1,630           294            1,924            1,800          (368)          1,432

     Securities:
        U.S. governments                    427           141              568             (666)         (311)           (977)
        State and municipals               (288)          112             (176)             852          (290)            562
        Other*                             (574)          495              (79)             183            (1)            182

    Interest bearing deposits with
     financial institutions                 (60)           93               33             (103)          (22)           (125)
     Federal funds sold                      43            48               91             (134)           (8)           (142)
                                       --------     ---------         --------        ---------       -------        --------
Total interest income                     1,178         1,183            2,361            1,932        (1,000)            932
                                       --------     ---------         --------        ---------       -------        --------

Interest-bearing liabilities:
        NOW, money market and
         savings deposits                   (17)          623              606              203          (367)           (164)
        Time deposits                       467         1,328            1,795              672          (284)            388
        Other borrowed funds                 45            (7)              38              (20)           (5)            (25)
                                       --------     ---------         --------        ---------       -------        --------
        Total interest expense              495         1,944            2,439              855          (656)            199
                                       --------     ---------         --------        ---------       -------        --------
Net interest income                    $    683          (761)             (78)           1,077          (344)            733
                                       ========     =========         ========        =========       =======        ========

* Consists primarily of mortgage-backed securities and collateralized mortgage obligations.

Interest Expense - Deposits
---------------------------

     Interest-bearing demand deposits consist of NOW, money market, and savings deposits. Interest expense on deposit accounts increased $2,401,000 in 2000 from 1999 primarily due to the sharp increase in short-term interest rates. Interest expense on deposit accounts increased $224,000 in 1999 from 1998 primarily due to an increase in average balances offset somewhat by decreased rates. (See Tables I and II.) Average balances increased in 1999 from 1998 due primarily to the Jefferson Bank acquisition in 1998.

Non-interest Income
-------------------

     Income from sources other than interest-earning assets excluding securities transactions is derived primarily from fiduciary activities and service charges on customer deposit accounts. Non-interest income, excluding securities transactions, was $6,267,000 in 2000 compared to $5,227,000 in 1999 and $4,462,0000 in 1998. The increase of approximately $1,040,000 during 2000 was the result of continued increases in fiduciary income and insufficient fee income combined with increases in brokerage income. The increase of approximately $765,000 during 1999 was largely the result of increases in insufficient fee income and fiduciary income.

Non-interest Expense
--------------------

     Total non-interest expense in 2000 was $13,313,000 compared to $12,011,000 in 1999 and $10,614,000 in 1998. These increases are explained in further detail by category below.

     Personnel Expense. Personnel costs for 2000 were $7,998,000 compared to
     -----------------
$6,961,000 in 1999, and $6,296,000 in 1998. The increase of $1,037,000 in 2000 over 1999 was due primarily to general increases in salaries and benefits combined with the addition of employees at the two new branches in Marshall and Athens and the insurance agency acquisition. The increase of $665,000 in 1999 over 1998 was due primarily to general increases in salaries and benefits and the addition of employees resulting from the Jefferson Bank acquisition.

     Occupancy Expense and Equipment Expense. Total occupancy and equipment
     ---------------------------------------
expenses were $1,770,000 in 2000, $1,541,000 in 1999, and $1,264,000 in 1998.
The increases in both 2000 and 1999 were due primarily to expenses related to the continuing growth and enhancement of the facilities.

     Other Expenses. Other expenses were $3,545,000 in 2000 compared to
     --------------
$3,509,000 in 1999 and $3,054,000 in 1998. The slight increase in 2000 from 1999 is due to the combination of increases offset by decreases in various accounts. Increases were recognized in franchise tax expense of $150,000 due to refunds received in 1999, and, in general, due to the addition of the two new branches and the insurance agency acquisition. Decreases were recorded in professional fees due to lower legal fees in 2000, and goodwill amortization due to goodwill of branches purchased in 1994 that were amortized through 1999. The increase in 1999 from 1998 is due to increases in acquisition expense and goodwill amortization due to the Jefferson Bank acquisition in December 1998. Professional fees also increased in 1999 compared to 1998, and increases in supplies, postage, and communications resulted from direct marketing initiatives. In 1999, other expense was decreased as a result of amended franchise tax returns resulting in refunds of approximately $233,000.

Provision for Loan Losses
-------------------------

     The provision for loan losses was $290,000, $354,000 and $623,000 in 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company -- Allowance for Loan Losses" for more detailed discussion relative to the provision for loan losses.

Income Taxes
------------

     The Company's effective tax rate was 13.2% in 2000, 15.7% in 1999, and 19.8% in 1998. These effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations. As these tax-free investments, leases, and obligations mature and are replaced, the effective tax rate is affected.

Financial Condition
-------------------

     The Company's balance sheet emphasizes management's philosophy of maximizing returns through investments in securities. As detailed in the following Table III, securities have been the Company's largest asset component for the last five years totaling 48.9%, 48.9%, 53.1%, 60.8%, and 63.9%, of total assets for the years 2000 through 1996, respectively. The decrease in securities since 1996 is the result of increased emphasis on loan growth and decreasing securities rates. Total assets have grown from a December 31, 1996, level of $356,830,000 to $423,644,000 at December 31, 2000. The increase in total assets that resulted from the most recent Jefferson transaction in 1998 was approximately $31,913,000. The increase in total assets that resulted from the Waskom transaction in 1996 was approximately $25,700,000.

Table III - Condensed Balance Sheet Information (dollars in thousands)

                                                                      At December 31,
                                        ----------------------------------------------------------------------------
                                               2000           1999           1998            1997            1996
                                        ----------------------------------------------------------------------------
Assets:
     Cash and due from banks                  $  11,385        24,040           9,493          8,886          12,413
     Interest-bearing deposits
      with financial institutions                10,403         5,357          17,174          8,212           3,892
     Federal funds sold                           4,205         9,285          10,230          5,040           1,150
     Securities                                 206,938       192,255         205,423        217,973         228,155
     Loans, net                                 169,882       144,197         129,263        106,067         100,825
     Other                                       20,831        18,828          15,336         12,315          10,395
                                        ---------------  ------------  --------------  -------------  --------------

     Total assets                             $ 423,644       393,962         386,919        358,493         356,830
                                        ===============  ============  ==============  =============  ==============

Liabilities:
     Demand deposits-non-interest
        bearing                               $  53,111        44,807          42,960         32,860          31,785

     Interest-bearing demand and
        savings deposits                        129,213       127,247         132,353        126,016         120,468
     Time deposits                              196,798       183,369         170,407        163,231         168,420
                                        ---------------  ------------  --------------  -------------  --------------
     Total deposits                             379,122       355,423         345,720        322,107         320,673

     Other liabilities                            5,400         2,768           5,288          3,657           4,169
                                        ---------------  ------------  --------------  -------------  --------------
     Total liabilities                          384,522       358,191         351,008        325,764         324,842

Stockholders' equity                             39,122        35,771          35,911         32,729          31,988
                                        ---------------  ------------  --------------  -------------  --------------

     Total liabilities and
        stockholders' equity                  $ 423,644       393,962         386,919        358,493         356,830
                                        ===============  ============  ==============  =============  ==============

     The Company invests in short-term money market assets to meet its liquidity needs, given day-to-day deposit fluctuations, loan demand, investment needs, and asset growth. Money market assets consist of federal funds sold and interest-bearing time and demand deposits with other financial institutions. The Company also maintains an interest-bearing demand deposit account with the Federal Home Loan Bank to invest its excess liquidity. The rates paid by the Federal Home Loan Bank were comparable to the market rate for federal funds. It has been the policy of the Company to maintain a high degree of liquidity in order to have flexibility in investment decisions while adhering to the conservative philosophy of having cash available for its banking needs. Cash positions and market conditions are monitored closely in order to maximize income without sacrificing liquidity and safety.

Operating Activities
--------------------

     The Company uses cash in the conduct of its day-to-day operations for such normal purposes as payroll, equipment and facilities acquisition and maintenance, advertising, data processing, customer service activity, and administrative activity. The Company generates cash from operations primarily from service charges and the net interest earned from the investment of customer deposits. Net cash provided by operating activities was $4,823,000 in 2000, $3,548,000 in 1999, and $5,277,000 in 1998.

Investing Activities
--------------------

     The Company invests available funds primarily in securities and loans to customers. Funds not otherwise used are invested in federal funds sold and interest-bearing demand accounts, primarily with the Federal Home Loan Bank.

Financing Activities
--------------------

     In addition to cash provided and used by operating and investing activities, the Company receives and disburses cash in connection with customer deposit activities. Additionally, the Company paid cash dividends in each of the years 2000, 1999, and 1998. In 1999, the Company paid off notes payable balances from the Jefferson acquisition of $2,282,000. From time to time, the Company makes purchases of treasury stock.

Asset/Liability Management
--------------------------

     Asset/liability management involves the acquisition and deployment of funds at an appropriate rate and maturity structure so as to optimize net interest income while satisfying the cash flow requirements of depositors and borrowers. Generally, management maintains an excess of interest-sensitive liabilities over interest-sensitive assets. Table IV provides an analysis of the Company's interest rate sensitivity for its assets and liabilities. Note that the amounts disclosed in Table IV are shown based upon the period the underlying asset or liability is subject to repricing regardless of maturity.

Table IV - Rate Sensitivity Analysis (dollars in thousands)

Interest Sensitivity/Gap Analysis
December 31, 2000

                                                                                                    Over
                                         1 - Month    3 - Month    6 - Month      1 - Year      1 - Year        Total
Earning assets:
     Loans                              $   20,608        6,414        7,672        14,618       122,988      172,300
     Securities                             27,099        6,515       18,022        16,086       139,216      206,938
     Other earning assets                    8,805        1,190          297           199         4,117       14,608
                                    --------------  -----------  -----------  ------------  ------------  ------------
                                            56,512       14,119       25,991        30,903       266,321      393,846
Funding Source-
     Interest bearing deposits             145,885       37,431       47,318        62,232        33,145      326,011
                                    --------------  -----------  -----------  ------------  ------------  ------------

Repricing/Maturity Gap:
     Period                             $  (89,373)   $ (23,312)   $ (21,327)    $ (31,329)    $ 233,176
                                    ==============  ===========  ===========  ============  ============

     Cumulative                            (89,373)    (112,685)    (134,012)     (165,341)       67,835
                                    ==============  ===========  ===========  ============  ============
Period/Total Earning Assets                 (22.69%)      (5.92%)      (5.42%)       (7.95%)       59.20%

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have a material effect on the Company's financial condition and results of operations. The Company has no trading account nor does it engage in any trading activities.

     A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company does not currently use derivatives to manage market and interest rate risks. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expirations dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

     The Company's interest rate risk management is the responsibility of the Investment Committee, which reports to the Board of Directors monthly. The Investment Committee establishes policies that monitor and coordinate the Company's sources, uses and pricing of funds. Potential economic losses due to future interest rate changes can be reflected as a loss of future net interest income and/or a loss of current fair market value. Management recognizes certain risks are inherent and that the goal is to measure the effect on net interest income and to adjust the balance sheet to minimize the risk while at the same time maximize income.

     The Company continues to reduce the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, management has undertaken steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. The Company's adjustable rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate. Adjustable rate mortgage backed securities are typically tied to the 11th District Cost of Funds index ("COFI"), the London Interbank Offered Rate ("LIBOR"), or the Constant Maturity Treasury ("CMT") index.

     The Company's exposure to interest rate risk is reviewed on a regular basis. The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall in interest rates (rate shock) over a twelve-month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities as well as projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company's historical core deposits. Management considers the Company's market risk to be acceptable at this time.

     The table below represents in tabular form amortized cost balances of the Company's on-balance sheet financial instruments at the expected maturity dates as well as the fair value of those on-balance sheet financial instruments for the year ended December 31, 2000. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the "Over 5 years" column. The Company does not consider these financial instruments to be materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average effective interest rates for the various assets and liabilities presented are actual as of December 31, 2000.

     The fair value of cash, interest-bearing deposits with financial institutions, federal funds sold, and interest receivable and payable approximate their book values due to their short maturities. The fair value of investment securities are based on third party pricing obtained by the Company's portfolio accounting service provider. Stock of the Federal Reserve Bank and Texas Independent Bank does not have a market and is shown at cost. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of demand deposits, NOW, money market, and savings account is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms.

Table V - Market Risk Sensitive Instruments (dollars in thousands)

Scheduled maturity of market risk sensitive instruments at December 31, 2000:

                                                                                                             Average
                                                                             Over                   Fair    Effective
                     Year 1    Year 2     Year 3     Year 4     Year 5     5 Years      Total      Value      Yield
   ASSETS

   Securities
Fixed Rate          $ 13,063     38,510     26,164     11,904       3,723     59,067     152,431    151,684     6.17%
Floating Rate              -          -          -          -           -     54,875      54,875     54,515     6.73%
Equity Securities          -          -          -          -           -        504         504        504     7.92%
                    ---------------------------------------------------------------------------------------
Total Securities    $ 13,063     38,510     26,164     11,904       3,723    114,446     207,810    206,703

   Loans
Fixed Rate            21,401     20,520     26,452     24,523      22,574     32,756     148,226    149,086     8.27%
Floating Rate         10,730        341      2,774      1,932         293      8,004      24,074     24,147     9.47%
                    ---------------------------------------------------------------------------------------
  Total             $ 32,131     20,861     29,226     26,455      22,867     40,760     172,300    173,233

   LIABILITIES
Savings, NOW, and
   Money Market
   Deposits         $129,213          -          -          -           -          -     129,213    129,213     2.72%
Certificates of
Deposit              163,506     25,329      6,978        668         317          -     196,798    196,843     5.66%


Scheduled maturity of market risk sensitive instruments at December 31, 1999:

                                                                                                             Average
                                                                             Over                   Fair    Effective
                     Year 1    Year 2     Year 3     Year 4     Year 5     5 Years      Total      Value      Yield
   ASSETS

   Securities

Fixed Rate           $ 6,839     12,964     25,498     26,995      11,910     67,147     151,353    146,574     6.11%
Floating Rate              -          -          -          -           -     43,345      43,345     42,858     5.78%
Equity Securities          -          -          -          -           -        493         493        493     6.85%
                     --------------------------------------------------------------------------------------
Total Securities     $ 6,839     12,964     25,498     26,995      11,910    110,985     195,191    189,925
   Loans
Fixed Rate           $20,916     14,729     23,841     24,715      24,532     22,364     131,097    131,587     8.05%
Floating Rate          8,766        690        402      1,470       2,099      2,005      15,432     15,569     9.04%
                     --------------------------------------------------------------------------------------
  Total              $29,682     15,419     24,243     26,185      26,631     24,369     146,529    147,156

   LIABILITIES
Savings, NOW,
   and Money
Market Deposits     $127,247          -          -          -           -          -     127,247    127,247     2.23%
Certificates of
Deposit              164,447     12,518      3,880      1,764         760          -     183,369    183,582     4.94%

Loans
-----

         The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Total loans were $172,300,000 at December 31, 2000 compared to $146,529,000 at December 31, 1999 and $131,336,000
at December 31, 1998.

         As can be seen in Table VI, a strong increase of approximately 35.6% in commercial and industrial loans, a moderate increase of approximately 13.0% in real estate loans occurred while installment loans increased by a moderate 7.3% in 2000. The overall increase in 2000 is the result of strong loan demand, increases in loans from the Marshall branch and an increase in tax-exempt leases. The overall increase in 1999 is the result of strong market demand for home loans and commercial properties. In 1998, the Jefferson Bank acquisition resulted in an increase in total loans of approximately $7,337,000. The additional increase in total loans experienced by the Company in 1998 was due to increased loan demand. In 1997, there was a strong increase of approximately 17.2% in commercial and industrial loans, a moderate increase of approximately 8.5% in real estate loans while installment loans decreased a moderate 9.7%.

         At December 31, 2000, real estate mortgage loans comprised 51.1% of the loan portfolio, compared to 53.2% and 48.9% at December 31, 1999 and December 31, 1998, respectively.

Table VI - Loan Information (dollars in thousands) - Outstanding Balances at:

                                                            December 31,
                              ------------------------------------------------------------------------
Types of Loans                    2000           1999           1998           1997           1996
--------------                ------------   ------------   ------------   ------------   ------------
Commercial and industrial     $     51,026         37,639         34,632         27,973         23,863

Real estate - mortgage              88,055         77,935         64,204         50,122         46,211

Installment                         33,219         30,955         32,500         29,911         33,111
                              ------------   ------------   ------------   ------------   ------------
        Total                 $    172,300        146,529        131,336        108,006        103,185
                              ============   ============   ============   ============   ============

         Approximately 11% of the Company's loans have adjustable interest rates, while most loans are on fixed rates maturing within five years. Table VII presents a maturity analysis of the Company's loan portfolio at December 31, 2000:

Table VII - Loan Interest and Maturity Information (dollars in thousands)

                                                                         At December 31, 2000
                                                       -------------------------------------------------------------
                                                         Commercial         Real
                                                       and Industrial      Estate       Installment       Totals
                                                       --------------    -----------    -----------    -------------
Fixed rate loans:
   Mature within one year                              $        5,947         10,503          6,472           22,922
   Mature in one to five years                                 20,605         54,435         25,746          100,786
   Mature after five years                                     15,800         13,674            168           29,642
                                                       --------------    -----------    -----------    -------------
               Total fixed rate loans                          42,352         78,612         32,386          153,350

Floating rate loans:
   Mature within one year                                       6,145          4,170            526           10,841
   Mature in one to five years                                  1,725          3,342            273            5,340
   Mature after five years                                        804          1,931             34            2,769
                                                       --------------    -----------    -----------    -------------
               Total floating rate loans                        8,674          9,443            833           18,950

Total loans:
   Mature within one year                                      12,092         14,673          6,998           33,763
   Mature in one to five years                                 22,330         57,777         26,019          106,126
   Mature after five years                                     16,604         15,605            202           32,411
                                                       --------------    -----------    -----------    -------------
               Total loans                             $       51,026         88,055         33,219          172,300
                                                       ==============    ===========    ===========    =============

Allowance for Loan Losses
-------------------------

         The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for known loan losses and risks inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Bank's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications.

         The balance in allowance for loan losses at December 31, 2000 was $2,355,000 compared to the December 31, 1999 balance of $2,200,000 and the December 31, 1998 balance of $1,701,000. The increase in 2000 was the result of a provision of $290,000 and recoveries of $442,000 offset by charge-offs of $585,000. The 1999 net increase was the result of a provision of $354,000 and recoveries of $1,035,000 offset by charge-offs of $890,000. In 1999, the Company recorded a smaller provision due to net recoveries of $145,000 compared to net charge-offs of $336,000 in 1998. The allowance for loan losses at December 31, 2000, 1999, and 1998, was 1.37%, 1.50%, and 1.30%, of outstanding loans, respectively.

         By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment about the credit quality of the loan portfolio by considering all known relevant internal and external factors affecting loan and lease collectability. The determination of the necessary allowance and, correspondingly, the provision for loan losses involves assumptions about and projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at December 31, 2000 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also help identify potential problems. From these analyses, management determines which loans are potential candidates for nonaccrual status or charge-off. Management continually reviews loans and classifies them consistent with the regulatory guidelines to help ensure that an adequate allowance is maintained.

         Potential problem loans are classified and separately monitored by management. Loans classified as "special mention" are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged off.

         Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower's operating results and financial condition indicates the borrower's underlying cash flows are not adequate to meet debt service requirements and it is probably that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

         The Company uses a combination of a loss migration approach and a specific allocation approach to determine the adequacy of the allowance for loan and lease losses. In general, the migration analysis tracks, on a quarter-by-quarter basis, the percentage of various classified loan pools that ultimately becomes a loss over a twelve month time period. The sum of the loss percentages for each quarter of the analysis is used to estimate the loss that exists in the Company's current population of classified loans. The methodology for determining loss percentages on unclassified loans is based on historical losses on the pool of loans that were considered pass credits twelve months prior to the loss. Adjustments to these general reserve allocations are then made to account for risks in the portfolio associated with: (1) levels of, and trends in, delinquencies and non-accruals; (2) trends in volume and terms of loans; (3) changes in lending policies and procedures; (4) experience, ability and depth of lending management and staff; (5) national and local economic trends and conditions; and (6) concentrations of credit.

         While portions of the allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management's judgment, should be charged off. Based on historical trends, the Company estimates that approximately $551,000 will be charged off in the year ending December 31, 2001. The breakdown of this estimate is as follows: $134,000 in commercial and industrial, $27,000 in real estate -mortgage, $125,000 in installment, and $265,000 in overdrafts.

Table VIII - Analysis of Allowance of Loan Losses (dollars in thousands)

                                                                     Years Ended December 31,
                                                 ------------------------------------------------------------------
                                                    2000         1999           1998          1997          1996
                                                 ----------   -----------    ----------    ----------    ----------
Balance at beginning of period                   $    2,200         1,701         1,249         1,146         1,019
Charge-offs:
  Commercial and industrial                              40           335            78            57            20
  Real estate mortgage                                   43            27            26             1             -
  Installment loans                                     502           528           455           289           223
                                                 ----------   -----------    ----------    ----------    ----------
         Total charge-offs                              585           890           559           347           243
                                                 ----------   -----------    ----------    ----------    ----------
Recoveries:
  Commercial and industrial                             202           796            69            49            28
  Real estate mortgage                                    6            11             -             -             -
  Installment loans                                     234           228           154            71            54
                                                 ----------   -----------    ----------    ----------    ----------
        Total recoveries                                442         1,035           223           120            82
                                                 ----------   -----------    ----------    ----------    ----------

Net charge-offs (recoveries)                            143          (145)          336           227           161

Additions charged (credited) to operations              290           354           623           330           264

Addition due to acquisition                               8             -           165             -            24
                                                 ----------   -----------    ----------    ----------    ----------

Balance at end of period                         $    2,355         2,200         1,701         1,249         1,146
                                                 ==========   ===========    ==========    ==========    ==========

Average loans outstanding
  during the period*                             $  157,454       137,997       116,520       101,245        88,684

Gross charge-offs as a percent
  of average loans*                                    0.37%         0.64          0.48          0.34          0.29

Recoveries as a percent of
  gross charge-offs                                   75.56%       116.29         39.89         34.58         33.75

Ratio of net charge-offs (recoveries)
  during the period to average loans
  outstanding during the period*                       0.09%        -0.11          0.29          0.22          0.19

*    Net of unearned income

Table IX - Allocation of Allowance for Loan Losses (dollars in thousands)

                                                            As of December 31,
                ----------------------------------------------------------------------------------------------------------
                         2000                 1999                  1998                 1997                   1996
                ----------------------------------------------------------------------------------------------------------
                  Reserve              Reserve               Reserve               Reserve               Reserve
                  Amount    Ratio*     Amount    Ratio*      Amount    Ratio*      Amount    Ratio*      Amount     Ratio*
                ----------------------------------------------------------------------------------------------------------
Commercial
And industrial   $  1,025    29.6%    $    691     25.7%    $    677     26.4%    $    619     25.9%    $    359      23.1%

Real estate -
mortgage              666    51.1          741     53.2          511     48.9          191     46.4           81      44.8

Installment           657    19.3          722     21.1          498     24.7          413     27.7          420      32.1

Unallocated             7     N/A           46      N/A           15      N/A           26      N/A          286       N/A
                ----------------------------------------------------------------------------------------------------------
                 $  2,355   100.0%    $  2,200    100.0%    $  1,701    100.0%    $  1,249    100.0%    $  1,146     100.0%
                ==========================================================================================================

*Represents the ratio of each loan category to gross loans (including unearned interest)

Nonperforming Assets
--------------------

         The Company's policy is to discontinue the accrual of interest income on loans whenever it is determined that reasonable doubt exists with respect to timely collectibility of interest and/or principal. Loans are placed on nonaccrual status if either material deterioration occurs in the financial position of the borrower, payment in full of interest or principal is not anticipated, payment in full of interest or principal is past due 90 days or more unless well secured, payment in full of interest or principal on a loan is past due 180 days or more, regardless of collateral, or the loan in whole or in part is classified doubtful. When a loan is placed on nonaccrual status, interest is no longer accrued or included in interest income and previously accrued income is reversed.

         Nonaccrual loans totaled $241,000 in 2000. The Company did not have any nonaccrual loans as of December 31, 1999 and nonaccrual loans totaled $81,000 in 1998. Restructured loans include those for which there has been a reduction in stated interest rate, extension of maturity, reduction in face amount of debt, or reduction in accrued interest. As of December 31, 2000, the Company had $1,216,000 in restructured loans. The Company did not have any restructured loans in 1999.

         Loans past due over ninety days and still accruing interest were $18,000 at December 31, 2000, a decrease from the December 31, 1999 amount of $183,000.

         The following table presents an analysis of nonaccrual, past due, other real estate and restructured loans at December 31, 2000.

Table X - Analysis of Nonaccrual, Past Due, Other Real Estate, and Restructured Loans (dollars in thousands)

                                                           At December 31,
                                         ----------------------------------------------------
                                           2000       1999       1998       1997       1996
                                         --------   --------   --------   --------   --------
Nonaccrual loans                         $    241          -         81        172        147
Restructured loans                          1,216          -         69          -          -
Other impaired loans                            -          -          -          -          -
Other real estate                              10        150        125        186        151
                                         --------   --------   --------   --------   --------

Total nonperforming assets               $  1,467        150        275        358        298
                                         ========   ========   ========   ========   ========

Allowance for loan loss to
  nonperforming assets                     160.53%   1466.67     618.55     348.88      384.9

Nonperforming assets as a
  percentage of stockholders' equity          3.7%       0.4        0.8        1.1         .9

Loans past due 90+ days and
  still accruing                         $     18        183         21         20         33
                                         ========   ========   ========   ========   ========

Other potential problem loans            $      -          -          -          -          -
                                         ========   ========   ========   ========   ========

Income that would have been
  recorded in accordance with
  original terms                         $     11          -          6          5          7

Less income actually recorded                   -          -          -          -          3

Loss of income                           $     11          -          6          5          4
                                         ========   ========   ========   ========   ========

Securities
----------

         The Investment Committee, under the guidance of the Company's Investment Policy, assesses the short and long-term investment needs of the Company after consideration of loan demand, interest rate factors, and prevailing market conditions. Recommendations for securities purchases and other transactions are then made considering safety, liquidity, and maximization of return to the Company. Management determines the proper classification of securities (e.g., hold-to-maturity, available-for-sale) at the time of purchase. Securities that management does not intend to hold to maturity or that might be sold under certain circumstances are classified as available for sale. For example, management might decide to sell certain of its mortgage-backed securities in response to changes in interest rates that may result in subjecting the Company to unacceptable levels of prepayment risk. Management might also decide to sell certain securities as a result of increases in loan demand. If management has the intent and the Company has the ability at the time of purchase to hold the securities until maturity, the securities will be classified as held to maturity.

         Management's strategy with respect to securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with approximately 78% of the total as of December 31, 2000, comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. Treasury holdings are currently positioned in a ladder structure. Three-year treasury bonds are purchased quarterly, held for two years, and then sold with one year left to maturity to take advantage of the slope in the yield curve. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the Company are backed by agency collateral, which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

         Credit risk is minimized through agency backing, however, there are other risks associated with MBS and CMOs. These other risks include prepayment, extension, and interest rate risk. MBS are securities, which represent an undivided interest in a pool of mortgage loans. CMOs are structured obligations that are derived from a pool of mortgage loans or agency mortgage-backed securities. CMOs in general have widely varying degrees of risk, which results from the prepayment risk on the underlying mortgage loans and its effect on the cash flows of the security.

         Prepayment risk is the risk of borrowers paying off their loans sooner than expected in a falling rate environment by either refinancing or curtailment. Extension risk is the risk that the underlying pool of loans will not exhibit the expected prepayment speeds thus resulting in a longer average life and slower cash flows than anticipated at purchase. Interest rate risk is based on the sensitivity of yields on assets that change in a different time period or in a different proportion from that of current market interest rates. This may be as a result of a lagging index, such as the Cost of Funds Index or periodic and annual caps on floating rate pools. Changes in average life due to prepayments and changes in interest rates in general will cause the market value of MBS and CMOs to fluctuate.

         The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities, fixed rate conventional mortgage pools, and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. At December 31, 2000, floating rate securities made up 73% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

         To maximize after-tax income, investments in tax-exempt municipal securities are utilized, but with somewhat longer maturities.

         At December 31, 2000, the Company had no structured notes.

         Securities are the Company's single largest interest-earning asset representing approximately 49%, 49%, and 53% of total assets at December 31, 2000, 1999, and 1998 respectively. The investment portfolio totaled $206.9 million at December 31, 2000, up from $192.2 and $205.4 million at December 31, 1999 and December 31, 1998, respectively.

         The various types of securities held by the Company are listed below in Table XI: Table XI - Investment Securities Information (dollars in thousands)

Available for Sale Portfolio                               At December 31,
                                   ---------------------------------------------------------------
(Carried at Market
Value)                                    2000                   1999                 1998
                                   -------------------   -------------------   -------------------
U.S. Treasuries                          $     18,064                17,916                48,060
U.S. Government Agencies                       63,150                48,932                14,287
State and Municipal                                 -                     -                 2,435
Other securities                                  504                   493                   467
                                   -------------------   -------------------   -------------------
                                         $     81,718                67,341                65,249
Mortgage-backed securities
  and collateralized mortgage
  obligations                                  73,975                64,334                65,637
                                   -------------------   -------------------   -------------------

Total Available for Sale                $     155,693               131,675               130,886
                                   ===================   ===================   ===================

Held to Maturity Portfolio                                 At December 31,
                                   ---------------------------------------------------------------
(Carried at Amortized Cost)               2000                   1999                  1998
                                   -------------------   -------------------   -------------------
U.S. Treasuries                         $           -                     -                 7,013
U.S. Government Agencies                            -                     -                 3,064
State and Municipal                            42,563                46,895                47,037
Corporate securities                            2,047                 2,068                     -
Other Securities                                  212                   228                   352
                                   -------------------   -------------------   -------------------
                                        $      44,822                49,191                57,466
Mortgage-backed securities
  and collateralized mortgage
   obligations                                  6,423                11,388                17,071
                                   -------------------   -------------------   -------------------

Total Held to Maturity                  $      51,245                60,579                74,537
                                   ===================   ===================   ===================

         The maturities and weighted yields of each portfolio by type of security and their book and market values are detailed below in Table XII:

Table XII - Investment Securities Maturities and Yield Information (dollars in thousands)

Available for Sale Portfolio (Carried at Market Value):

                                                                 As of December 31, 2000
                                                                 -----------------------
                         Matures in         Matures in        Matures in        Matures in         Amortizing
                       1 Year or Less       1-5 Years         5-10 Years      After 10 Years       Securities        Total
                      ------------------ ----------------- ----------------- ------------------ -----------------
                                                                                                                  Amortized  Market
                       Balance   Yield   Balance   Yield   Balance   Yield    Balance   Yield   Balance   Yield      Cost     Value
                      --------- ------   -------  -------- -------- -------- --------- -------- -------- -------- --------- --------
US Treasury and
government agencies   $ 11,995   5.66%   $69,219     5.68%        -       -%   $     -       -%  $     -       -%  $ 81,483   81,214

Other                        -      -          -        -       504    7.92          -       -         -       -        504      504
                      -------- ------    -------  -------  --------  ------    -------  ------   -------  ------   --------  -------

Sub Total               11,995   5.66     69,219     5.68       504    7.92          -       -         -       -     81,987   81,718

Mortgage-backed
securities                   -      -          -        -         -       -          -       -    73,975    6.58     74,578   73,975
                      -------- ------    -------  -------    ------  ------    -------  -------  -------  ------   --------  -------
Total                 $ 11,995   5.66%   $69,219     5.68%   $  504    7.92%   $     -       -%  $73,975    6.58%  $156,565  155,693
                      ======== ======    =======  =======    ======  ======    =======  =======  =======  ======   ========  =======

Held to Maturity Portfolio (Carried at amortized cost)

                                                                 As of December 31, 2000
                                                                 -----------------------
                         Matures in         Matures in        Matures in        Matures in         Amortizing
                       1 Year or Less       1-5 Years         5-10 Years      After 10 Years       Securities        Total
                      ------------------ ----------------- ----------------- ------------------ -----------------
                                                                                                                  Amortized  Market
                       Balance   Yield   Balance   Yield   Balance   Yield    Balance   Yield   Balance   Yield      Cost     Value
                      --------- ------   -------  -------- -------- -------- --------- -------- -------- -------- --------- --------
State and Municipal*    $   579   7.49%   $7,351     7.43%  $14,055    7.01%  $ 20,577    6.95%        -       -    $42,562   42,388
Corporate securities          -      -     2,047     5.64         -       -          -       -         -       -      2,047    2,025
Other securities              -      -         -        -         -       -        212    7.31         -       -        212      207
                       -------- ------   -------  -------   -------  ------   --------  -------  -------  ------   --------  -------
Sub Total                   579   7.49     9,398     7.04    14,055    7.01     20,789    6.96         -       -     44,821   44,620

Mortgage-backed
securities                    -      -         -        -         -       -          -       -     6,423    6.34      6,423    6,390
                       -------- ------   -------  -------   -------  ------   --------  -------  -------  ------   --------  -------
Total                    $  579   7.49%  $ 9,398     7.04%  $14,055    7.01%  $ 20,789    6.96%   $6,423    6.34%   $51,244   51,010
                       ======== ======   =======  =======   =======  ======   ========  =======  =======  ======   ========  =======

* Yields are stated on a tax-equivalent basis at a 34% effective tax rate.

Deposits
--------

      Total deposits at December 31, 2000 were $379,122,000, an increase of approximately $23,699,000 from the December 31, 1999 deposit total of $355,423,000. Total deposits increased during 2000 as a result of growth during the first full year at the branch in Marshall. During 1999, total deposits increased as a result of continued growth. Deposits totaled approximately $345,720,000 at December 31, 1998.

      Total average deposits in 2000 were $360,088,000, an increase of $12,963,000 over the December 31, 1999 total of $347,125,000. Total average deposits in 1999 increased approximately $26,981,000 over 1998. The increase from 1999 to 2000 largely resulted from the deposit growth at the new branch in Marshall. The majority of the increase from 1998 to 1999 was a result of the Jefferson acquisition, which occurred in December 1998.

      The average balances of the various deposit types for the last three years along with the interest paid and average deposit interest rates follow:

Table XIII - Analysis of Depositor Average Balances (dollars in thousands)

                                                             Year Ended December 31,
                         ------------------------------------------------------------------------------------------------------

                                        2000                               1999                              1998
                         ---------------------------------    ------------------------------   --------------------------------
                           Average     Interest    Average     Average  Interest     Average    Average    Interest     Average
                          Balances      Expense       Rate    Balances   Expense        Rate   Balances     Expense        Rate
Non-interest-
Bearing demand            $ 46,917            -          -%    $ 42,622        -           -%  $ 36,883           -           -%

Interest-bearing
demand                      74,438        1,723       2.31       81,786    1,720        2.10     75,420       1,814        2.42

Savings                     12,495          258       2.06       12,259      276        2.25     10,270         252        2.45

Money market
accounts                    40,606        1,495       3.68       34,270      866        2.53     34,564         960        2.78

Time                       185,632       10,502       5.66      176,188    8,706        4.94    163,007       8,318        5.10
                         ---------     --------    -------    ---------  -------     -------   --------    --------     -------

           Total          $360,088       13,978       4.46%    $347,125   11,568        3.80%  $320,144      11,344        4.01%
                         =========     ========    =======    =========  =======     =======   ========    ========     =======

         Time deposits consist of certificate of deposits and represent the types of deposits most likely to affect the future earnings of the Company because of their interest rate sensitivity. These deposits are generally more costly sources of funds than other types of deposits. At December 31, 2000, 51.6% of total average deposits were time deposits as compared to 50.8%, and 50.9% at December 31, 1999 and 1998, respectively.

         Included in the table below are time deposits at December 31, 2000, with balances of $100,000 or more. These deposits represent 24.2% of total time deposits, and the majority of such deposits will mature within six months, reflecting the volatile nature of these deposits. The cost of these funds is generally higher than for other time deposits. The following table provides an analysis of the maturity of these deposits:

Table XIV - Certificates of Deposit $100,000 or more (dollars in thousands) at December 31, 2000

                                              Maturity from         Percent of
                                            December 31, 2000          Total
                                           -------------------    --------------

Three months or less                           $       18,295             38.36%
Within months four through six                         24,442             51.25%
Within months seven through twelve                      4,814             10.09%
Over one year                                             143              0.30%
                                           -------------------    --------------

                               Total           $       47,694            100.00%
                                           ===================    ==============


Short-Term Borrowings
---------------------

         From time to time, primarily due to decreases in liquidity caused by timing of investment transactions, the Company may borrow on a short-term basis from the Federal Reserve Bank, or purchase federal funds through lines of credit approved at Texas Independent Bank. Due to potential concerns related to Y2K, the Company increased its cash balances and established credit lines at several large correspondents during the latter part of 1999. The Company, however, did not have to utilize these credit lines.

         During July 2000, the Company elected the "note option" for its treasury tax and loan ("TT&L") deposits instead of the "remittance option". The note option allows the Company to borrow TT&L deposits under an open-ended demand note payable to the Federal Reserve Bank. Interest on the note is payable monthly at 1/4% below the Federal Funds rate (5.72% at December 31, 2000). The note has a maximum limit of $5,000,000 and is secured by certain investment securities. The average balance outstanding under the note during 2000 was $631,000 and the maximum balance outstanding at any month-end was $2,845,000. The balance outstanding at December 31, 2000 was $1,148,000.

Capital Resources and Capital Adequacy
--------------------------------------

         The Company's shareholders' equity of $39,122,000 at December 31, 2000 remains at a level considered to be adequate by management. Shareholder equity increased from 1999 to 2000 due to a net change in the net unrealized loss on available for sale securities of $1,363,000. Shareholder equity increased from profits in excess of dividends paid to shareholders. The decrease in the net unrealized loss on available for sale securities was caused by general rate decreases in the market occurring in the latter part of 2000. Shareholders' equity was $35,771,000 at December 31, 1999 and $35,911,000 at December 31, 1998.

         The regulatory agencies that govern banks require banks to meet certain minimum capital guidelines. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), Federal bank regulatory agencies adopted capital adequacy guidelines which link the adequacy of a bank's capital to the risks inherent in both its on and off balance sheet activities. These guidelines are termed "risk based" capital guidelines and became fully effective on December 31, 1992. As a result, banks are required to have a minimum ratio of Tier 1 capital to total risk-adjusted assets, as defined in the regulations, of not less than 4%, and a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8%. Tier 1 capital consists primarily of the sum of common stock and perpetual noncumulative preferred stock, less goodwill less certain percentages of other intangible assets. Tier 2 capital consists primarily of perpetual preferred stock not qualifying as Tier 1 capital, perpetual debt, mandatory convertible securities, subordinated debt, convertible preferred stock with an original weighted average maturity of at least five years and the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The federal regulatory agencies may require higher ratios in the event of certain circumstances that they, in their discretion, deem to be of sufficient cause to require higher ratios. At December 31, 2000, Citizens Bank had a Tier 1 and total capital ratio of 17.0% and 18.1% respectively. At December 31, 1999, Citizens Bank had Tier 1 and total capital ratios of 18.39% and 19.57% respectively. At December 31, 1998, Citizens Bank had Tier 1 and total capital ratios of 19.2% and 20.3% respectively.

         The Federal and state bank regulatory agencies also require that a bank maintain a minimum leverage capital ratio of Tier 1 capital to average total consolidated assets of at least 3% for the most highly-rated, financially sound banks and a minimum leverage ratio of at least 4% to 5% for all other banks. Adjusted total assets are comprised of total assets less the intangible assets that are deducted from Tier 1 capital. As of December 31, 2000, Citizens Bank's leverage ratio was 8.7% compared to 9.0% and 8.8% as of December 31, 1999 and December 31, 1998 respectively.



         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was signed into law on December 19, 1991. The prompt corrective actions of FDICIA place restrictions on any insured depository institution that does not meet certain requirements including minimum capital ratios. The restrictions are based on an institution's FDICIA defined capital category and become increasingly more severe as in institution's capital category declines. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

         The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be "well capitalized," an institution is required to have at least a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. However, the regulatory agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one category because of safety and soundness concerns. As of December 31, 2000, 1999, and 1998, Citizens Bank met all regulatory requirements to be deemed "well capitalized."

         On October 10, 1996, the Company completed the repurchase of 29,700 shares of its common stock (representing 1.375% of its then outstanding shares) in a privately negotiated transaction from a single shareholder. Such shares were purchased for $334,125 in the aggregate, or $11.25 per share. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with the stock repurchase.

         During 1997 the Company purchased 14,620 shares of its common stock from five shareholders at an average cost of $12.06 per share. These privately negotiated transactions all occurred prior to the tender offer (see below). The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

         On October 15, 1997, the Company initiated a tender offer to all of its shareholders to purchase an aggregate of 140,000 shares of the Company's common stock (representing approximately 6.6% of such outstanding shares) at a price of $14.50 per share. The tender offer, as extended, expired on November 20, 1997. Fifty-two shareholders of the Company tendered a total of 98,186 shares of common stock in the tender offer representing an aggregate purchase price of $1,423,697. The purchase of shares appropriately tendered and accepted for purchase by the Company was funded entirely from internal resources and no debt was incurred in connection with the transaction. In accordance with applicable law, on the date that the tender offer materials were first mailed to the Company's shareholders, the Company filed with the Securities and Exchange Commission an Issuer Tender Offer Statement on Schedule 13E-4 describing the terms of the tender offer.

         On December 11, 1998, the Citizens Bank completed its acquisition of all of the issued and outstanding stock of Jefferson National Bank. The Citizens Bank acquired certain assets and assumed certain liabilities for a purchase price of $6,150,200 that was funded with a combination of notes and cash.

         During 1998, the Company purchased 1,120 shares of its common stock from four shareholders at an average cost of $14.50 per share. These privately negotiated transactions all occurred after expiration of the tender offer (see above). The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

         During 1999, the Company purchased 5,274 shares of its common stock from ten shareholders at an average cost of $17.33 per share. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

         During 2000, the company purchased 15,884 shares of its common stock from eight shareholders at an average cost of $17.50 per share. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

Employees
---------

         At December 31, 2000, the Company employed approximately 173 full-time and 42 part-time employees. Management highly values and respects its excellent relationship with its employees.

Competition
-----------

         The Company services a large portion of the East Texas area with offices in Henderson, Overton, and Mount Enterprise, in Rusk County, Jefferson, in Marion County, Athens, Malakoff and Chandler, in Henderson County, Waskom and Marshall in Harrison County, and Corsicana in Navarro County.

         The activities in which the Company engages are competitive. Each activity engaged in involves competition with other banks, as well as with non-banking financial institutions and non-financial enterprises. In addition to competing with other commercial banks within and outside its primary service area, the Company competes with other associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds. The Company also competes with suppliers of equipment in furnishing equipment financing and leasing services.

Outlook and Corporate Objectives
--------------------------------

         Though many factors such as inflation, interest rate risks, credit quality, regulatory environment and local economic conditions affect the earnings of the Company, the outlook for 2001 appears to be good. The Company faces the challenge of maintaining a high quality loan portfolio while trying to increase its market share of loans, reducing its overhead by utilization of economies of scale, coordinating its branch operations, maintaining deposits in a historically low interest rate environment, staying abreast of the latest technological changes, preserving its strong dividend payout, and increasing its non-interest income.

         The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are directly affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are important to the maintenance of acceptable performance levels.

         It is the philosophy of the Company to remain independent in ownership, to foster its image as the community leader in banking, increase market share through selected acquisitions and aggressive marketing, maintain a sound earning-asset portfolio, and assess liquidity needs while maintaining our profitability and the return to our shareholders.

Recent Accounting Pronouncements
--------------------------------

The following accounting pronouncements have been issued, but have not yet become effective, and are listed together with the expected impact on the Company

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities
- This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement will be effective for the company in the fiscal year ending in 2001. Due to the Company's limited use of derivative instruments, the effect of implementation of this new pronouncement is not expected to have a significant effect on the financial position or results of operations of the Company.

         SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - This Statement replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledge collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company's consolidated financial statements.

Forward-Looking Information
---------------------------

         Statements and financial discussion and analysis by management contained throughout this Annual Report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Various factors could cause actual results to differ materially from the forward-looking statements, including, without limitation, changes in interest rates and economic conditions, increased competition for deposits and loans adversely affecting rates and terms, changes in availability of funds increasing costs or reducing liquidity, changes in applicable statutes and governmental regulations, and the loss of any member of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This information is included under the heading "Asset and Liability Management and Market Risk" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required to be included pursuant to Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 19, 2000, the Board of Directors of the Company elected to terminate the audit services of the firm of KPMG, LLP ("KPMG") and appoint the firm of Fisk & Robinson, a Professional Corporation ("F&R") to serve as the Company's independent accountants for its fiscal year ending December 31, 2000. On April 28, 2000, the Company notified KPMG of its dismissal, and by letter dated June 15, 2000, which was acknowledged by the Company on February 13, 2001, the Company formally engaged F&R as the Company's independent accountants for its fiscal year ending December 31, 2000.

         KPMG audited the Company's financial statements for the fiscal years ended December 31, 1998 and 1999. KPMG's reports on the Company's financial statements for each of the fiscal years ended December 31, 1998 and 1999 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During each of the fiscal years ended December 31, 1998 and 1999 and subsequent interim period through April 19, 2000, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

         During the fiscal years ended December 31, 1998 and 1999, and the interim period from January 1, 2000 through June 15, 2000, the Company did not consult with F&R regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either the subject of a disagreement (as defined in paragraph
(a) (1) (iv) of Item 304 of Regulation S-K) or a reportable event (as described in paragraph (a) (1) (v) of Item 304 of Regulation S-K).

         The Company provided KPMG with a copy of the above disclosures in response to Item 304 (a) of Regulation S-K in conjunction with the filing of a Form 8-K dated March 23, 2001. The Company requested that KPMG provide the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements made by the Company in response to
Item 304 (a) of Regulation S-K, and if not, stating the respects in which it does not agree. On March 23, 2001, KPMG responded in a letter that they were in agreement with the Company's statements included in its Form 8-K dated March 23, 2001.

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

         Name (age)                         Positions held with the Company
         ----------                         -------------------------------
         David Alford (32)                  Director
         E. Landon Alford (65)              Director and Chairman of the Board
         R.M. Ballenger (80)                Director
         Kenneth Black (54)                 Vice President
         Stayton M. Bonner, Jr. (48)        Director
         David J. Burks (77)                Director
         Billy Crawford (76)                Director
         Sheila Gresham (46)                Director
         James Michael Kangerga (48)        Director
         J. Mark Mann (45)                  Director
         Milton S. McGee, Jr. (51)          Director, President and Chief Executive Officer
         Charles H. Richardson (79)         Director
         Nelwyn Richardson (51)             Secretary
         Jeff Scribner (44)                 Vice President
         Rebecca G. Tanner (45)             Vice President, Treasurer, CFO and CAO
         Tony Wooster (56)                  Director
         William E. Wylie (57)              Director

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

ITEM 11. EXECUTIVE COMPENSATION

         Executive officers of the Company receive no compensation from the Company, but are compensated for their services to the Company by the Citizens Bank by virtue of the positions they hold in the Citizens Bank. The total compensation for the periods indicated of Milton S. McGee, Jr., President and Chief Executive Officer of the Company is set forth below. No other executive officer of the Company or the Citizens Bank received a salary and bonus exceeding $100,000 in the aggregate during 2000, 1999 or 1998.

                                         Summary Compensation Table

                                                          Annual Compensation
                          ------------------------------------------------------------------------------------
Name and Principal                                                                                 All Other
     Position                              Year              Salary/(1)/         Bonus          Compensation/(2)/
   ------------                            ----             -------------     ------------     -------------------
Milton S. McGee, Jr.                       2000                $222,396          $86,600           $32,907
President and Chief Executive              1999                 185,820           93,570            27,558
Officer of the Company, the                1998                 173,400           91,900            25,162
Citizens Bank, and HCB

/(1)/    Includes directors' fees.

/(2)/ Includes life insurance premiums paid on behalf of executive officers of the Company and contributions made by the Citizens Bank to the executive officer's account under the Citizens Bank's profit sharing plan.

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

         The value of potential future payouts, if any, under the PAR Plan are a function of the number of PAR units awarded to the individual and the Company's return on assets or net income after tax at the Citizens Bank during the performance period. A more detailed discussion of the PAR Plan is set forth herein. The following table sets forth awards granted under the PAR Plan to Mr. McGee during 2000, 1999 and 1998.

                      Long-Term Incentive Plans-Awards in Last Fiscal Year

                                                Performance
                                                  or Other
                                  Number of     Period Until    Estimated future payouts under
                              Shares, Units or   Maturation       non-stock price-based plans
                                                              ------------------------------------
Name of Individual              Other Rights     or Payout    Threshold     Target      Maximum
--------------------------    --------------------------------------------------------------------
Milton S. McGee, Jr.                 600          1/1/2005        -         42,000       72,000
Milton S. McGee, Jr.                 540          1/1/2004        -         43,200       64,800
Milton S. McGee, Jr.                 785          1/1/2003        -         54,950       94,200

Director Compensation
---------------------

         All directors of the Company, HCB and the Citizens Bank (except for the Chairman of the Board) were paid a total of $1,200 per month for attending all four Board of Directors' meetings (including committee meetings) and outside directors received an additional $500 in December. The Chairman of the Board received $2,400 per month for attending such meetings. The directors and officers of the Company, the Citizens Bank and HCB are elected for terms of one year.

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

         The Citizens Bank expensed approximately $410,000 to the profit sharing plan in 2000, $368,000 in 1999, and $345,000 in 1998. The Citizens Bank's
contributions during 2000, 1999 and 1998 to the account of Milton S. McGee, Jr. are as follows. Such amounts are included under the column captioned All Other Compensation in the Summary Compensation Table.

               Name of Individual
               or Number in Group                           Contributions of the Citizens Bank
               ------------------         ------------------------------------------------------------
                                                  2000                   1999                    1998
                                                  ----                   ----                    ----
               Milton S. McGee, Jr.              $25,335                $22,789                 $21,784

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
----------------------

         At March 1, 2001, the Company had 404 shareholders of record. The following table sets forth information concerning the securities of the Company owned beneficially at such time by each person, group or entity known by the Company to own beneficially more than 5% of the shares of any class of such securities.


               Name and Address of               Number and Percent of Shares
               Beneficial Owner                   Owned of Company Stock/(1)/
               ----------------                   --------------------------

               E. Landon Alford                      140,228 / 7.02%/(2)/
               P. O. Box 67
               Henderson, TX 75653

               John R. Alford, Jr.                     165,040 / 8.27%
               8100 Hickory Creek Drive
               Austin, TX 78735

               Stayton M. Bonner, Jr.                154,026 / 7.72%/(3)/
               P. O. Box 1833
               Henderson, TX 75653

               Michael Kangerga                        132,978 / 6.66%
               102 1/2E. Main Street
               Henderson, TX 75652

               Ella Langdon Alford Trust               161,016 / 8.07%
               P. O. Box 10
               Brixey, MO 65618

               Citizens National Bank                132,840 / 6.66%/(4)/
               and Stayton M. Bonner, Trustees
               P. O. Box 1009
               Henderson, TX 75653

/(1)/ Unless otherwise indicated, all shares listed are held of record by the individual indicated with sole power to vote and to dispose of such shares. Percentages are based on 1,995,216 shares outstanding.

/(2)/    Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

/(3)/ Includes 18,102 shares owned by Odyssey Partners LTD. for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Citizens Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

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

Management
----------

         The following table sets forth the number of shares of the Company Stock beneficially owned (i) by each director of the Company and (ii) by the directors and executive officers of the Company as a group as of March 1, 2001.

                                                                  Number and Percent of Shares
         Name                                                       Owned of Company Stock/(1)/
         ----                                                       ----------------------
         E. Landon Alford                                             140,228 / 7.02%/(2)/

         David Alford                                                    8,932 / 0.45%

         R. M. Ballenger                                                  800 / 0.04%

         Stayton M. Bonner, Jr.                                         154,026 / 7.72%

         David J. Burks                                                  9,775 / 0.49%

         Billy Crawford                                                  1,000 / 0.05%

         Sheila Gresham                                                  6,120 / 0.31%

         James M. Kangerga                                               9,188 / 0.46%

         J. Mark Mann                                                  5,710 / 0.29%/(4)/

         Milton S. McGee, Jr.                                          8,486 / 0.43%/(5)/

         Charles H. Richardson                                         24,160 / 1.21%/(6)/

         Tony Wooster                                                  1,800 / 0.09%/(7)/

         William E. Wylie                                              12,000 / 0.60%/(8)/

         Directors and executive officers of the Company              384,325/ 19.26%/(9)/
         as a group (17 Persons)

/(1)/ Unless otherwise indicated, all shares listed are held of record by the individual indicated with the sole power to vote and dispose of such shares. Percentages are based on 1,995,216 shares outstanding.

/(2)/    Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

/(3)/ Includes 18,102 shares owned by Odyssey Partners LTD for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Citizens Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

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

/(8)/ Includes 3,800 shares held by Mr. Wylie's wife, Susan J. Wylie. Includes 3,000 shares controlled by Mr. Wylie as trustee of the Laura Wylie Trust Number One.

/(9)/ Any discrepancy between the actual total of the percentages and the stated total percentage is due to rounding.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Citizens Bank has had, and is expected to have in the future, banking transactions in the ordinary course of business with certain of the Company's and the Citizens Bank's respective directors, executive officers and their "associates." Management of the Company and the Citizens Bank believe that all such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See Footnote 3, reflected in the consolidated financial statements included in Item 14.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents Filed as Part of Report.

         1.    Financial Statements

               The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:
                                                                            Page
               Independent Accountants' Reports                               53

               Consolidated Balance Sheets at December 31, 2000               55
               and 1999

               Consolidated Statements of Income for the years                56
               ended December 31, 2000, 1999 and 1998

               Consolidated Statements of Changes in Stockholders'            57
               Equity for the years Ended December 31, 2000, 1999 and 1998.

               Consolidated Statements of Cash Flows for the years            58
               ended December 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements                     60

         2.    Financial Statement Schedules

               None

         3.    Exhibits

               2.1 Agreement and Plan of Reorganization, dated February 6, 2001, by and between Henderson Citizens Bancshares, Inc. and Rusk County Bancshares, Inc.

                      Note: In accordance with Item 601 (b) (2) to Regulation S-K, schedules to this agreement have not been filed, but the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

               21.1   Subsidiaries of registrant.

(b)      Reports on Form 8 - K.

         The Company filed a Current Report on Form 8-K dated March 23, 2001, announcing the termination of the firm of KPMG, LLP as the Company's independent auditors and appointing the firm of Fisk & Robinson, a

Professional Corporation as the Company's independent auditors for the fiscal year ending December 31, 2000.

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

                      HENDERSON CITIZENS BANCSHARES, INC.

                       Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

                (With Independent Accountants' Report Thereon)

                        Independent Accountants' Report
                        -------------------------------


The Board of Directors and Stockholders
Henderson Citizens Bancshares, Inc.


We have audited the accompanying consolidated balance sheet of Henderson Citizens Bancshares, Inc. (the Company) as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henderson Citizens Bancshares, Inc. as of December 31, 2000, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ FISK & ROBINSON P.C.

Dallas, Texas
February 23, 2001

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
Henderson Citizens Bancshares, Inc.


We have audited the accompanying consolidated balance sheet of Henderson Citizens Bancshares, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henderson Citizens Bancshares, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Shreveport, Louisiana
March 3, 2000

                      HENDERSON CITIZENS BANCSHARES, INC.

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

                            (Dollars in Thousands)

                                                                                     2000                            1999
                                                                                     ----                            ----
ASSETS
------
Cash and due from banks                                                        $          11,385               $          24,041
Interest-bearing deposits with financial institutions                                     10,403                           5,357
Federal funds sold                                                                         4,205                           9,285
                                                                               -----------------               -----------------
      Total cash and cash equivalents                                                     25,993                          38,683

Securities:
  Available for sale                                                                     155,693                         131,675
  Held to maturity                                                                        51,245                          60,579
                                                                               -----------------               -----------------
                                                                                         206,938                         192,254

Loans, net                                                                               169,882                         144,197

Premises and equipment, net                                                                8,394                           7,032
Accrued interest receivable                                                                4,320                           3,664
Other assets                                                                               8,117                           8,132
                                                                               -----------------               -----------------
                                                                               $         423,644               $         393,962
                                                                               =================               =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits:
  Demand - noninterest-bearing                                                 $          53,111               $          44,807
  NOW accounts                                                                            70,852                          79,371
  Money market and savings                                                                58,361                          47,876
  Certificates of deposit and other time deposits                                        196,798                         183,369
                                                                               -----------------               -----------------
      Total deposits                                                                     379,122                         355,423

Accrued interest payable                                                                   1,803                           1,177
Other borrowings                                                                           1,148                               -
Other liabilities                                                                          2,449                           1,591
                                                                               -----------------               -----------------

                                                                                         384,522                         358,191

Commitments and contingencies                                                                  -                               -

Stockholders' equity:
  Preferred stock, $5 par value; 2,000,000 shares authorized,
    none issued or outstanding                                                                 -                               -
  Common stock, $5 par value; 10,000,000 shares authorized,
    2,160,000 issued                                                                      10,800                          10,800
  Additional paid-in capital                                                               5,400                           5,400
  Retained earnings                                                                       25,894                          23,628
  Accumulated other comprehensive income (loss)                                             (575)                         (1,938)
  Treasury stock, at cost, 164,784 shares in 2000 and 148,900
    shares in 1999                                                                        (2,397)                         (2,119)
                                                                               -----------------               -----------------
      Total stockholders' equity                                                          39,122                          35,771
                                                                               -----------------               -----------------

                                                                               $         423,644               $         393,962
                                                                               =================               =================

          See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                       Consolidated Statements of Income

             For the Years Ended December 31, 2000, 1999, and 1998

               (Dollars in Thousands, Except Per Share Amounts)

                                                                  2000                      1999                       1998
                                                                  -----                     ----                       ----
Interest income:
  Loans, including fees                                       $        13,061           $        11,137           $         9,705
  Securities:
    Taxable - available for sale                                        8,997                     7,984                     8,178
    Taxable - held to maturity                                            670                     1,196                     1,785
    Tax-exempt                                                          2,046                     2,220                     1,670
  Federal funds sold                                                      300                       209                       351
  Interest-bearing deposits with financial institutions                   453                       420                       545
                                                              ---------------           ---------------           ---------------

      Total interest income                                            25,527                    23,166                    22,234
                                                              ---------------           ---------------           ---------------

Interest expense:
  Deposits:
    NOW accounts                                                        1,715                     1,720                     1,814
    Money market and savings                                            1,753                     1,142                     1,212
    Certificates of deposit and other time deposits                    10,501                     8,706                     8,318
  Other borrowed funds                                                     46                         8                        33
                                                              ---------------           ---------------           ---------------

      Total interest expense                                           14,015                    11,576                    11,377
                                                              ---------------           ---------------           ---------------

Net interest income                                                    11,512                    11,590                    10,857

Provision for loan losses                                                 290                       354                       623
                                                              ---------------           ---------------           ---------------

Net interest income after provision for loan losses                    11,222                    11,236                    10,234
                                                              ---------------           ---------------           ---------------

Noninterest income:
  Service charges, commissions and fees                                 2,945                     2,785                     2,253
  Income from fiduciary activities                                      1,306                     1,107                       894
  Net realized gains on securities transactions                             -                       187                       292
  Other                                                                 2,016                     1,335                     1,315
                                                              ---------------           ---------------           ---------------

      Total noninterest income                                          6,267                     5,414                     4,754
                                                              ---------------           ---------------           ---------------

Noninterest expense:
  Salaries and employee benefits                                        7,998                     6,961                     6,296
  Occupancy and equipment expenses                                      1,770                     1,541                     1,264
  Other                                                                 3,545                     3,509                     3,054
                                                              ---------------           ---------------           ---------------

      Total noninterest expense                                        13,313                    12,011                    10,614
                                                              ---------------           ---------------           ---------------

Income before income tax expense                                        4,176                     4,639                     4,374

Income tax expense                                                        552                       730                       868
                                                              ---------------           ---------------           ---------------

Net income                                                    $         3,624           $         3,909           $         3,506
                                                              ===============           ===============           ===============

Basic earnings per common share                               $          1.81           $          1.94           $          1.74
                                                              ===============           ===============           ===============

          See accompanying notes to consolidated financial statements.

                       HENDERSON CITIZENS BANCSHARES, INC.

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 2000, 1999, and 1998

                (Dollars in Thousands, Except Per Share Amounts)


                                                                                                 Accumulated
                                                                          Additional               Other
                                                     Preferred    Common    Paid-In   Retained  Comprehensive  Treasury
                                                       Stock      Stock     Capital   Earnings  Income (Loss)    Stock      Total
                                                      ------      -----    --------   --------  -------------    -----      -----
Balances at January 1, 1998                           $  --     $ 10,800   $  5,400   $ 18,875   $   (335)     $(2,011)   $ 32,729

Comprehensive income:
  Net income                                             --           --         --      3,506         --           --       3,506
  Net change in unrealized gains (losses) on
    securities available for sale, net of
    taxes of $507                                        --           --         --         --        984           --         984
                                                                                                                          --------
      Total comprehensive income                         --           --         --         --         --           --       4,490
Purchase of 1,120 shares of treasury stock               --           --         --         --         --          (16)        (16)
Cash dividends ($0.64 per share)                         --           --         --     (1,292)        --           --      (1,292)
                                                      -----     --------   --------   --------   --------    ---------    --------
Balances at December 31, 1998                            --       10,800      5,400     21,089        649       (2,027)     35,911

Comprehensive income:
 Net income                                              --           --         --      3,909         --           --       3,909
 Net change in unrealized gains (losses) on
  securities available for sale, net of tax
  benefit of $1,333                                      --           --         --         --     (2,587)          --      (2,587)
                                                                                                                          --------
      Total comprehensive income                         --           --         --         --         --           --       1,322
Purchase of 5,274 shares of treasury stock               --           --         --         --         --          (92)        (92)
Cash dividends ($0.68 per share)                         --           --         --     (1,370)        --           --      (1,370)
                                                      -----     --------   --------   --------   --------    ---------    --------
Balances at December 31, 1999                            --       10,800      5,400     23,628     (1,938)      (2,119)     35,771

Comprehensive income:
  Net income                                             --           --         --      3,624         --           --       3,624
  Net change in unrealized gains (losses) on
    securities available for sale, net of
    taxes of $702                                        --           --         --         --      1,363           --       1,363
                                                                                                                          --------
      Total comprehensive income                         --           --         --         --         --           --       4,987
Purchase of 15,884 shares of treasury stock              --           --         --         --         --         (278)       (278)
Cash dividends ($0.68 per share)                         --           --         --     (1,358)        --           --      (1,358)
                                                      -----     --------   --------   --------   --------    ---------    --------
Balances at December 31, 2000                         $  --     $ 10,800   $  5,400   $ 25,894   $   (575)     $(2,397)   $ 39,122
                                                      =====     ========   ========   ========   ========    =========    ========

          See accompanying notes to consolidated financial statements.

                       HENDERSON CITIZENS BANCSHARES, INC.

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999, and 1998

                             (Dollars in Thousands)



                                                                                       2000               1999                1998
                                                                                       ----               ----                ----
Cash flows from operating activities:
  Net income                                                                         $  3,624           $  3,909           $  3,506
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Deferred income taxes                                                               (98)              (362)              (152)
      Net amortization (accretion) of premium/discount
        on securities                                                                      42                331                501
      Net realized gains on securities transactions                                      --                 (187)              (292)
      Provision for loan losses                                                           290                354                623
      Depreciation and amortization                                                     1,099              1,075                774
      Net change in:
        Accrued interest receivable                                                      (656)                42               (112)
        Other assets                                                                     (886)              (903)               380
        Accrued interest payable                                                          626               (148)                53
        Other liabilities                                                                 862               (606)                27
      Other                                                                               (80)                43                (31)
                                                                                     --------           --------           --------

            Net cash provided by operating activities                                   4,823              3,548              5,277
                                                                                     --------           --------           --------

Cash flows from investing activities:
  Securities available for sale:
    Proceeds from sales                                                                  --               31,124             31,207
    Proceeds from maturities, paydowns and calls                                       11,297             29,958             53,770
    Purchases                                                                         (33,190)           (65,710)           (56,841)
  Securities held to maturity:
    Proceeds from maturities, paydowns and calls                                        9,232             22,159             21,721
    Purchases                                                                            --               (8,426)           (21,390)
  Net increase in loans                                                               (26,210)           (15,691)           (16,705)
  Proceeds from sales of premises and equipment and
    other real estate                                                                     378                411                214
  Purchases of bank premises and equipment                                             (2,227)            (1,781)            (1,046)
  Net cash received from acquisitions                                                    --                 --                5,188
  Other                                                                                  --                  235                 23
                                                                                     --------           --------           --------
            Net cash (used in) provided by investing
              activities                                                              (40,720)            (7,721)            16,141
                                                                                     --------           --------           --------



          See accompanying notes to consolidated financial statements.

                       HENDERSON CITIZENS BANCSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

              For the Years Ended December 31, 2000, 1999, and 1998

                             (Dollars in Thousands)



                                                                                     2000                 1999                1998
                                                                                     ----                 ----                ----
Cash flows from financing activities:
  Net change in deposits                                                             23,699               9,703              (4,951)
  Payments on notes payable                                                            --                (2,282)               (400)
  Net proceeds on other borrowings                                                    1,148                --                  --
  Cash dividends paid                                                                (1,362)             (1,370)             (1,292)
  Purchase of treasury stock                                                           (278)                (92)                (16)
                                                                                   --------            --------            --------
            Net cash provided by (used in) financing
              activities                                                             23,207               5,959              (6,659)
                                                                                   --------            --------            --------

Net (decrease) increase in cash and cash equivalents                                (12,690)              1,786              14,759

Cash and cash equivalents at beginning of year                                       38,683              36,897              22,138
                                                                                   --------            --------            --------

Cash and cash equivalents at end of year                                           $ 25,993            $ 38,683            $ 36,897
                                                                                   ========            ========            ========

         See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998



1.   Summary of Significant Accounting Policies
     ------------------------------------------

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Henderson Citizens Bancshares, Inc. (Bancshares) and its wholly-owned subsidiary, Henderson Citizens Delaware Bancshares, Inc. (Delaware). The financial statements of Delaware include the accounts of its wholly-owned subsidiary, Citizens National Bank (the Bank). Wholly-owned subsidiaries of the Bank include HCB Insurance Agency and Community Development Corporation. Together, the consolidated entities are referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations
--------------------

The Company is principally engaged in traditional community banking activities provided through its nine full service branches and its trust and loan production office located in east Texas. Community banking activities include the Company's commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company also operates an insurance agency.

Use of Estimates
----------------

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

Cash Flow Reporting
-------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with financial institutions that have an original maturity under 90 days, and federal funds sold. Generally, federal funds are sold for one-day periods. Cash paid for interest totaled $13,385,000, $11,724,000 and $11,157,000 in 2000, 1999, and
1998. During the same periods, cash paid for income taxes totaled $805,000, $1,005,000 and $1,280,000. Noncash transactions included reductions in loans through the repossession of real estate and other assets totaling $235,000, $403,000 and $260,000 in 2000, 1999, and 1998.

                      HENDERSON CITIZENS BANCSHARES, INC.



Securities
----------

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Other securities such as stock in the Federal Reserve Bank and the Federal Home Loan Bank are carried at cost.

Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not considered temporary.

Loans
-----

Loans are reported at the principal balance outstanding net of unearned interest and the allowance for loan losses. Interest income is reported on the level-yield interest method, or, in the case of certain installment loans, in a manner that is not materially different than the level-yield interest method.

Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

A loan is considered impaired when full payment of principal and interest under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Allowance for Loan Losses
-------------------------

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance and, correspondingly, the provision for loan losses involves assumptions about and projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations.

                      HENDERSON CITIZENS BANCSHARES, INC.



The Company utilizes an internal classification system under which potential problem loans are classified and separately monitored by management. Loans classified as "special mention" are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged-off.

The Company uses a combination of a loss migration approach and a specific allocation approach to determine the adequacy of the allowance for loan losses. In general, the migration analysis tracks, on a quarter-by-quarter basis, the percentage of various classified loan pools that ultimately becomes a loss over a twelve-month time period. The sum of the loss percentages for each quarter of the analysis is used to estimate the loss that exists in the Company's current population of classified loans. The methodology for determining loss percentages on unclassified loans is based on historical losses on the pool of loans that were considered pass credits twelve months prior to the loss. Adjustments to these general reserve allocations are then made to account for risks in the portfolio associated with: (1) levels of, and trends in, delinquencies and nonaccruals; (2) trends in composition, volume, and terms of loans; (3) changes in lending policies and procedures; (4) experience, ability and depth of lending management and staff; (5) national and local economic trends and conditions; and
(6) concentrations of credit.

While portions of allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower's operating results and financial condition indicates the borrower's underlying cash flows may not be adequate to meet debt service requirements and it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is considered impaired, generally a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

                      HENDERSON CITIZENS BANCSHARES, INC.



Premises and Equipment
----------------------

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. The useful lives utilized are forty years for buildings and range from five to ten years for furniture, fixtures and equipment. Maintenance and repairs are charged to operating expense, and renewals and betterments are capitalized. Gains or losses on dispositions are included in the statement of income.

Goodwill
--------

Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. Goodwill, the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis, generally over a 15-year period.

Goodwill, net of accumulated amortization, totaled $3,821,000 and $3,449,000 at December 31, 2000 and 1999 and is included in other assets in the accompanying consolidated balance sheets. Amortization of goodwill totaled $309,000, $364,000 and $197,000 in 2000, 1999, and 1998, and is included in other expenses in the accompanying consolidated income statements.

Long-Term Assets
----------------

Premises and equipment, goodwill and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If considered impaired, the assets are recorded at discounted amounts.

Income Taxes
------------

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

Basic Earnings Per Common Share
-------------------------------

Basic earnings per common share is calculated based on the weighted average number of shares outstanding during the year. The weighted average common shares outstanding were 2,000,114 in 2000, 2,014,578 in 1999 and 2,017,166 in 1998.
There are no potentially dilutive common shares. Therefore, diluted earnings per common share is not presented.

                      HENDERSON CITIZENS BANCSHARES, INC.



Fair Value of Financial Instruments
-----------------------------------

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

Loss Contingencies
------------------

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Dividend Restriction
--------------------

Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in a separate note.

Restrictions on Cash
--------------------

The Company was required to have $1,789,000 and $1,029,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2000 and 1999. Deposits with the Federal Reserve Bank do not earn interest.

Comprehensive Income
--------------------

Comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale.

Industry Segments
-----------------

The Company's management views its banking operations as one segment and makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements. The Company does have a separate trust department but such operations are not considered material for purposes of disclosure requirements of SFAS No. 131. Therefore, separate disclosures related to trust operations are not presented in these financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.



New Accounting Pronouncements
-----------------------------

Beginning January 1, 2001, a new accounting standard, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard in 2001 is not expected to have a material effect on the Company's financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company's consolidated financial statements.

Reclassification
----------------

Certain amounts previously reported have been reclassified to conform to the current format.

                      HENDERSON CITIZENS BANCSHARES, INC.



2.   Securities
     ----------

The amortized cost and estimated fair values of securities available for sale at December 31, 2000 and 1999 was as follows (in thousands of dollars):

                                                                         Gross            Gross         Estimated
                                                       Amortized       Unrealized       Unrealized         Fair
                                                         Cost            Gains            Losses           Value
                                                     ------------    -------------    -------------    ------------
     December 31, 2000:
       U.S. Treasury                                 $     18,015    $          66    $          17    $     18,064
       U.S. government agencies                            63,468              116              434          63,150
       State and municipal                                      -                -                -               -
       Mortgage-backed securities and
         collateralized mortgage obligations               74,578              181              784          73,975
       Corporate                                                -                -                -               -
       Other securities                                       504                -                -             504
                                                     ------------    -------------    -------------    ------------

                                                     $    156,565    $         363    $       1,235    $    155,693
                                                     ============    =============    =============    ============


     December 31, 1999:
       U.S. Treasury                                 $     18,049    $           2    $         135    $     17,916
       U.S. government agencies                            50,432                -            1,500          48,932
       State and municipal                                      -                -                -               -
       Mortgage-backed securities and
         collateralized mortgage obligations               65,638              101            1,405          64,334
       Corporate                                                -                -                -               -
       Other securities                                       493                -                -             493
                                                     ------------    -------------    -------------    ------------

                                                     $    134,612    $         103    $       3,040    $    131,675
                                                     ============    =============    =============    ============

                      HENDERSON CITIZENS BANCSHARES, INC.



The amortized cost and estimated fair value of securities held to maturity at December 31, 2000 and 1999 was as follows (in thousands of dollars):

                                                                         Gross            Gross         Estimated
                                                       Amortized       Unrealized       Unrealized         Fair
                                                         Cost            Gains            Losses           Value
                                                     ------------    -------------    -------------    ------------
     December 31, 2000:
       U.S. Treasury                                 $          -    $           -    $           -    $          -
       U.S. government agencies                                 -                -                -               -
       State and municipal                                 42,563              344              519          42,388
       Mortgage-backed securities and
         collateralized mortgage obligations                6,423                -               33           6,390
       Corporate                                            2,047                -               22           2,025
       Other securities                                       212                -                5             207
                                                     ------------    -------------    -------------    ------------

                                                     $     51,245    $         344    $         579    $     51,010
                                                     ============    =============    =============    ============

     December 31, 1999:
       U.S. Treasury                                 $          -    $           -    $           -    $          -
       U.S. government agencies                                 -                -                -               -
       State and municipal                                 46,895              132            2,197          44,830
       Mortgage-backed securities and
         collateralized mortgage obligations               11,388                2              193          11,197
       Corporate                                            2,068                -               68           2,000
       Other securities                                       228                -                5             223
                                                     ------------    -------------    -------------    ------------

                                                     $     60,579    $         134    $       2,463    $     58,250
                                                     ============    =============    =============    ============

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA). Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank.

                      HENDERSON CITIZENS BANCSHARES, INC.



The amortized cost and estimated fair value of securities at December 31, 2000, by contractual maturity, are shown below (in thousands of dollars). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                                             Securities Available for Sale
                                                                                             -----------------------------
                                                                                                                Estimated
                                                                                              Amortized            Fair
                                                                                                Cost              Value
                                                                                                ----              -----
                    Due in one year or less                                                $      12,010      $     11,995
                    Due after one year through five years                                         69,473            69,219
                    Due after five years through ten years                                             -                 -
                    Due after ten years                                                              504               504
                    Mortgage-backed securities and collateralized
                      mortgage obligations                                                        74,578            73,975
                                                                                           -------------      ------------

                                                                                           $     156,565      $    155,693
                                                                                           =============      ============


                                                                                             Securities Held to Maturity
                                                                                             ---------------------------
                                                                                                               Estimated
                                                                                             Amortized           Fair
                                                                                                Cost             Value
                                                                                                ----             -----
                    Due in one year or less                                                $        579      $       579
                    Due after one year through five years                                         9,399            9,497
                    Due after five years through ten years                                       14,055           14,198
                    Due after ten years                                                          20,789           20,346
                    Mortgage-backed securities and collateralized
                      mortgage obligations                                                        6,423            6,390
                                                                                           ------------      -----------

                                                                                           $     51,245      $    51,010
                                                                                           ============      ===========


Proceeds from the sales of available for sale securities were $31,124,000 and $31,207,000 in 1999 and 1998. Gross gains of $194,000 and $292,000 and gross losses of $7,000 and $0 were recognized on those sales. There were no sales of securities in 2000.

                      HENDERSON CITIZENS BANCSHARES, INC.



Securities with a carrying value of $77,797,000 and $70,337,000 at December 31, 2000 and 1999 were pledged to secure public funds on deposit or for other purposes as required or permitted by law.


3.  Loans and Allowance for Loan Losses
    -----------------------------------

Loans at December 31, 2000 and 1999 were as follows (in thousands of dollars):

                                                                      2000                1999
                                                                      ----                ----
          Real estate mortgage                                  $     88,055         $     77,935
          Commercial and industrial                                   51,026               37,639
          Installment and other                                       33,219               30,955
                                                                ------------         ------------

                Total                                                172,300              146,529

          Less:  Allowance for loan losses                            (2,355)              (2,200)
                 Unearned discount                                       (63)                (132)
                                                                ------------         ------------

                Loans, net                                      $    169,882         $    144,197
                                                                ============         ============

The Bank enters into various loans and other transactions in the ordinary course of business with their directors, executive officers, and some of their related business interests. In the opinion of management, these loans and other transactions are made on substantially the same terms as those prevailing at the time for comparable loans and similar transactions with other persons. The amounts of these loans were $465,000 and $451,000 at December 31, 2000 and 1999. The change during 2000 reflects $196,000 in new loans and $182,000 of repayments.

At December 31, 2000 and 1999, the Company had discontinued the accrual of interest on loans aggregating $241,000 and $0. Net interest income for 2000 and 1999 would have been higher by $10,560 and $0 had interest been accrued at contractual rates on nonperforming loans.

At December 31, 2000 and 1999, the recorded investment in impaired loans was $1,458,000 and $0. The average recorded investment in impaired loans for 2000 and 1999 was $1,023,000 and $64,000. Interest income of $139,000 and $0 was recognized on these impaired loans for 2000 and 1999.

                      HENDERSON CITIZENS BANCSHARES, INC.



Changes in the allowance for loan losses are summarized as follows (in thousands of dollars):

                                                         2000                1999                1998
                                                         ----                ----                ----
          Balance, January 1                          $     2,200         $     1,701         $     1,249
            Provision for loan losses                         290                 354                 623
            Addition due to acquisition                         8                   -                 165
            Loans charged off                                (585)               (890)               (559)
            Recoveries                                        442               1,035                 223
                                                      ------------        ------------        ------------

          Balance, December 31                        $     2,355         $     2,200         $     1,701
                                                      ============        ============        ============


4.   Premises and Equipment
     ----------------------

Premises and equipment at December 31, 2000 and 1999 were as follows (in thousands of dollars):

                                                                      2000                   1999
                                                                      ----                   ----
          Land                                                    $        1,406         $          926
          Bank buildings                                                   6,963                  5,936
          Furniture, fixtures and equipment                                5,653                  4,985
          Construction in progress                                           333                    407
                                                                  ---------------        ---------------

                                                                          14,355                 12,254

          Less accumulated depreciation                                   (5,961)                (5,222)
                                                                  ---------------        ---------------

                Premises and equipment, net                       $        8,394         $        7,032
                                                                  ===============        ===============

Amounts charged to operating expenses for depreciation were $832,000, $711,000 and $577,000 in 2000, 1999, and 1998.

                      HENDERSON CITIZENS BANCSHARES, INC.



5.   Deposits
     --------

Included in certificates of deposit and other time deposits at December 31, 2000 and 1999, were $47,694,000 and $44,393,000 of certificates of deposit in denominations of $100,000 or more.

At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands of dollars):

     Years Ending December 31:                                    Amount
     -------------------------                                    ------

               2001                                              $  163,506
               2002                                                  25,329
               2003                                                   6,978
               2004                                                     668
               2005                                                     317
               Thereafter                                                 -
                                                                 ----------

                                                                 $  196,798
                                                                 ==========


Deposits with directors, executive officers and their related business interests, in the opinion of management, are made substantially on the same terms as those prevailing at the time for comparable deposits with other persons, and totaled $5,220,000 and $5,286,000 at December 31, 2000 and 1999.


6.   Other Borrowings
     ----------------

During July 2000, the Company elected the "note option" for its treasury tax and loan deposits instead of the "remittance option". The note option allows the Company to borrow TT&L deposits under an open-ended demand note payable to the Federal Reserve Bank. Interest on the note is payable monthly at 1/4% below the Federal Funds rate (5.72% at December 31, 2000). The note has a maximum limit of $5,000,000 and is secured by certain investment securities. The average balance outstanding under the note during 2000 was $631,000 and the maximum balance outstanding at any month-end was $2,845,000. The balance outstanding at December 31, 2000 was $1,148,000.

                      HENDERSON CITIZENS BANCSHARES, INC.



7.   Income Taxes
     ------------

Federal income tax expense (benefit) applicable to income before tax for the years ended December 31, 2000, 1999, and 1998 was as follows (in thousands of dollars):

                                               2000                1999               1998
                                               ----                ----               ----
     Current                                $      650         $     1,092        $     1,020
     Deferred                                      (98)               (362)              (152)
                                            -----------        ------------       ------------

                                            $      552         $       730        $       868
                                            ===========        ============       ============

Actual income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2000, 1999, and 1998, to pretax accounting income as follows (in thousands of dollars):

                                                       2000                1999               1998
                                                       ----                ----               ----
     Computed "expected" tax expense              $      1,420        $      1,580       $      1,487
     Increase (decrease) in income taxes
       resulting from:
         Tax-exempt interest                              (920)               (904)              (679)
         Other                                              52                  54                 60
                                                  -------------       -------------      -------------

     Actual income tax expense                    $        552        $        730       $        868
                                                  =============       =============      =============

     Effective tax rate                                   13.2%               15.7%              19.8%
                                                  =============       =============      =============

                      HENDERSON CITIZENS BANCSHARES, INC.



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999, are presented below (in thousands of dollars):

                                                                                                2000         1999
                                                                                                ----         ----
    Deferred tax assets:
      Allowance for loan losses                                                               $    464     $    365
      Organization costs                                                                            65          118
      Accrued liabilities                                                                           76           30
      Net unrealized loss on securities available for sale                                         296          999
      Net loan costs                                                                               273          227
                                                                                              --------     --------

          Total gross deferred tax asset                                                         1,174        1,739

    Deferred tax liabilities:
      Investment securities                                                                        (58)         (38)
      Premises and equipment and related
        accumulated depreciation                                                                  (206)        (167)
      Other assets                                                                                   -          (19)
                                                                                              --------     --------

          Total gross deferred tax liability                                                      (264)        (224)
                                                                                              --------     --------

          Net deferred tax asset                                                              $    910     $  1,515
                                                                                              ========     ========


No valuation allowance was recorded against the gross deferred tax asset because management believes that it is more likely than not the gross deferred tax asset will be realized in full. The Company bases its conclusion on various factors, including ongoing profitable operations, as well as significant amounts of taxes available in the carryback period.

Included in other assets in the accompanying consolidated balance sheets are current federal income taxes receivable of $19,000 and $33,000 at December 31, 2000 and 1999. The net deferred federal income tax asset at December 31, 2000 and 1999 is also included in other assets.

                      HENDERSON CITIZENS BANCSHARES, INC.



8.  Benefit Plans
    -------------

The Company has a 401(k) savings plan which covers substantially all full-time employees with at least one year of service. With respect to employer contributions, vesting under the plan begins in the third year and participants become fully vested after seven years. Contributions are at the discretion of the Board of Directors. The Company expensed $410,000, $368,000, and $345,000 related to the plan for the years ended December 31, 2000, 1999, and 1998.

The Company maintains a non-qualified deferred compensation plan and a performance and retention plan for certain management employees of the Company. Contributions by the Company are at the discretion of the Board of Directors and the plans generally provide for vesting over five years. The Company expensed $202,000, $145,000 and $120,000 related to these plans during 2000, 1999, and
1998.


9.  Transaction With Affiliate
    --------------------------

The Company is affiliated with H.C.B., Inc. (HCB). The Board of Directors for both the Company and HCB are the same. HCB has been used, in part, to own certain assets amounting to approximately $1,438,000 and $1,387,000 at December 31, 2000 and 1999 that supervisory agencies have generally not permitted banks to own directly for extended periods of time. During the years ended December 31, 2000, 1999, and 1998, the Company charged HCB a management fee of $37,000, $32,000, and $32,500 for various services provided to HCB. The amount charged was considered to be the fair value of services rendered. During 2000, 1999, and 1998, the Bank's trust department charged HCB an additional $9,800, $12,000, and $10,000 for management services related to HCB's mineral interests.


10. Fair Value of Financial Instruments
    -----------------------------------

The estimated fair value approximates carrying value for financial instruments except those described below:

Securities:  Fair values for securities are based on quoted market prices or
----------
dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans:  The fair value of fixed-rate loans and variable-rate loans which reprice
-----
on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

Deposits:  The fair value of deposit liabilities with defined maturities is
--------
estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

                      HENDERSON CITIZENS BANCSHARES, INC.



Off-Balance Sheet Instruments:  The fair values of these items are not material
-----------------------------
and are therefore not included on the following schedule.

The estimated fair values of financial instruments at December 31, 2000 and 1999 were as follows (in thousands of dollars):

                                                        2000                                   1999
                                                        ----                                   ----
                                             Carrying           Estimated            Carrying           Estimated
                                              Amount            Fair Value            Amount            Fair Value
                                              ------            ----------            ------            ----------
    Financial assets:
      Cash and due from banks               $   11,385          $   11,385          $   24,041          $   24,041
      Interest-bearing deposits with
        financial institutions                  10,403              10,403               5,357               5,357
      Federal funds sold                         4,205               4,205               9,285               9,285
      Securities                               206,938             206,703             192,254             189,925
      Loans, net                               169,882             170,898             144,197             144,824
      Accrued interest receivable                4,320               4,320               3,664               3,664

    Financial liabilities:
      Deposits:
        Demand - noninterest-bearing        $ ( 70,852)         $ ( 70,852)         $ ( 44,807)         $ ( 44,807)
        NOW accounts                          ( 53,111)           ( 53,111)           ( 79,371)           ( 79,371)
        Money market and savings              ( 58,361)           ( 58,361)           ( 47,876)           ( 47,876)
        Certificates of deposit and           (196,798)           (196,843)           (183,369)           (183,582)
          other time deposits
      Accrued interest payable                (  1,803)           (  1,803)           (  1,177)           (  1,177)
      Other borrowings                        (  1,148)           (  1,148)                  -                   -


While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2000 and 1999, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.

In addition, other assets, such as property and equipment, and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures. Also, nonfinancial instruments typically not recognized in financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items.

                      HENDERSON CITIZENS BANCSHARES, INC.



11.  Financial Instruments With Off-Balance Sheet Risk
     -------------------------------------------------

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Financial instruments with contractual or notional amounts that represent credit risk at December 31, 2000 and 1999 were as follows:

                                                            2000             1999
                                                            ----             ----
     Commitments to extend credit                       $15,660,000    $  18,707,000
     Standby letters of credit                              115,000          139,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount and nature of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counter-party. Such collateral may include accounts receivable, inventory, property, plant, and equipment, real estate, and income-producing commercial and oil and gas properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private short-term borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral supporting those commitments for which collateral is deemed necessary.

Although the maximum exposure is the amount of these commitments, at December 31, 2000, management anticipates no material losses from such activities.

                      HENDERSON CITIZENS BANCSHARES, INC.



12. Commitments and Contingent Liabilities
    --------------------------------------

The Company is involved in legal actions arising from normal business activities. Management believes that these actions will not materially affect the financial position or results of operations of the Company.


13. Concentrations of Credit Risk
    -----------------------------

The Bank grants real estate, commercial and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Bank has a diversified loan portfolio, a substantial portion (approximately 51% and 53% at December 31, 2000 and 1999) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Bank typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

The Bank has $8,122,000 and $4,460,000 on deposit with the Federal Home Loan Bank of Dallas at December 31, 2000 and 1999.


14. Regulatory Matters
    ------------------

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                      HENDERSON CITIZENS BANCSHARES, INC.




Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the following table. Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                                                                                        To Be Well
                                                                                    Capitalized Under
                                                                   For Capital      Prompt Corrective
                                                 Actual         Adequacy Purposes   Action Provisions
                                           -------------------  ------------------  ------------------
                                            Amount     Ratio     Amount     Ratio     Amount    Ratio
                                           ---------  --------  ---------  -------  ----------  ------
December 31, 2000:
  Total capital to risk weighted assets:
    Consolidated                            $ 38,204  18.59%     $ 16,436  8.00%      $      -      -%
    Bank                                      37,923  18.12        16,743  8.00         20,929  10.00
  Tier I capital to risk weighted assets:
    Consolidated                              35,849  17.45         8,218  4.00              -      -
    Bank                                      35,568  16.99         8,371  4.00         12,557   6.00
  Tier I capital to average assets:
    Consolidated                              35,849   8.76        16,374  4.00              -      -
    Bank                                      35,568   8.69        16,374  4.00         20,467   5.00

December 31, 1999:
  Total capital to risk weighted assets:
    Consolidated                            $ 36,435  19.58%     $ 14,884  8.00%      $      -      -%
    Bank                                      36,412  19.57        14,884  8.00         18,605  10.00
  Tier I capital to risk weighted assets:
    Consolidated                              34,235  18.40         7,442  4.00              -      -
    Bank                                      34,212  18.39         7,442  4.00         11,163   6.00
  Tier I capital to average assets:
    Consolidated                              34,235   8.96        15,283  4.00              -      -
    Bank                                      34,212   8.98        15,239  4.00         19,043   5.00


As of December 31, 2000 and 1999, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to those dates that would change the Bank's capital category.

The Bank is a national banking association and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency
(OCC). The Bank is also a member of the Federal Reserve Banking System (FRB) and the Federal Deposit Insurance Corporation (FDIC). Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

                      HENDERSON CITIZENS BANCSHARES, INC.



Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required in order to pay dividends in excess of the Bank's earnings retained for the current and prior two years. These guidelines do not currently restrict the Bank from paying normal dividends to the Company.


15. Other Comprehensive Income
    --------------------------

Other comprehensive income for the years ended December 31, 2000, 1999, and 1998 consisted of the following (in thousands of dollars):

                                                                           2000         1999         1998
                                                                          -----        -----        -----
      Unrealized net holding gain (loss)
        on securities available for sale
        arising during the year                                         $ 1,363     ($ 2,774)    $  1,177
      Less:  Reclassification adjustment
        for net realized gains included in
        net income                                                        -              187          193
                                                                        -------     --------     --------

      Total other comprehensive income (loss)                           $ 1,363     ($ 2,587)    $    984
                                                                        =======     ========     ========

                      HENDERSON CITIZENS BANCSHARES, INC.



16. Parent Company Only Condensed Financial Information
    ---------------------------------------------------

The financial information below summarizes the financial position of Henderson Citizens Bancshares, Inc. (parent company only) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000.

                                 Balance Sheets
                                 (Parent Only)
                           December 31, 2000 and 1999
                             (Dollars in Thousands)

                                                                                               2000          1999
                                                                                             ------        ------
ASSETS
------
Cash in subsidiary bank                                                                    $    409     $     352
Investment in subsidiaries                                                                   38,853        35,761
Other assets                                                                                    199             -
                                                                                           --------     ---------

       Total assets                                                                        $ 39,461     $  36,113
                                                                                           ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
  Dividends declared                                                                       $    339     $     342
  Accounts payable                                                                                -             -
  Notes payable                                                                                   -             -
                                                                                           --------     ---------

                                                                                                339           342

Stockholders' equity:
  Preferred stock                                                                                 -             -
  Common stock                                                                               10,800        10,800
  Additional paid-in capital                                                                  5,400         5,400
  Retained earnings                                                                          25,894        23,628
  Accumulated other comprehensive income (loss)                                                (575)       (1,938)
  Treasury stock                                                                             (2,397)       (2,119)
                                                                                           --------     ---------

      Total stockholders' equity                                                             39,122        35,771
                                                                                           --------     ---------

      Total liabilities and stockholders' equity                                           $ 39,461     $  36,113
                                                                                           ========     =========

                      HENDERSON CITIZENS BANCSHARES, INC.



                              Statements of Income
                                 (Parent Only)
                 Years Ended December 31, 2000, 1999, and 1998
                             (Dollars in Thousands)

                                                                               2000        1999        1998
                                                                              -----       -----       -----
Dividends paid by subsidiary bank                                           $ 1,895     $ 1,445     $ 2,185
Operating expenses                                                                -           3          25
                                                                            -------     -------     -------

      Income before income taxes and
       equity in undistributed earnings
        of subsidiaries                                                       1,895       1,442       2,160

Income tax expense                                                                -           -           -
                                                                            -------     -------     -------

      Income before equity in undistributed
        earnings of subsidiaries                                              1,895       1,442       2,160

Equity in undistributed earnings of
  subsidiaries                                                                1,729       2,467       1,346
                                                                            -------     -------     -------

Net income                                                                  $ 3,624     $ 3,909     $ 3,506
                                                                            =======     =======     =======

                      HENDERSON CITIZENS BANCSHARES, INC.



                            Statements of Cash Flows
                                 (Parent Only)
                 Years Ended December 31, 2000, 1999, and 1998
                             (Dollars in Thousands)

                                                                               2000         1999         1998
                                                                              -----        -----        -----
Operating activities:
  Net income                                                                $ 3,624     $  3,909     $  3,506
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Equity in undistributed earnings of
        subsidiaries                                                         (1,729)      (2,467)      (1,346)
      (Increase) decrease in other assets                                      (199)           -           27
      Decrease in accounts payable and
        dividends declared                                                       (3)          (5)         (25)
      Decrease in notes payable and
        other liabilities                                                         -         (444)        (400)
                                                                            -------     --------     --------

            Net cash provided by operating
              activities                                                      1,693          993        1,762

Financing activities:
  Cash dividends paid                                                        (1,358)      (1,370)      (1,292)
  Purchase of treasury stock                                                   (278)         (92)         (16)
                                                                            -------     --------     --------

            Net cash used in financing
              activities                                                     (1,636)      (1,462)      (1,308)
                                                                            -------     --------     --------

Increase (decrease) in cash                                                      57         (469)         454

Cash at beginning of year                                                       352          821          367
                                                                            -------     --------     --------

Cash at end of year                                                         $   409     $    352     $    821
                                                                            =======     ========     ========

                      HENDERSON CITIZENS BANCSHARES, INC.



17. Subsequent Event
    ----------------

On February 6, 2001, the Company signed an Agreement and Plan of Reorganization by and between the Company and Rusk County Bancshares, Inc., Henderson, Texas. Pursuant to the agreement, the Company will pay $12,510,000 for 100% of the outstanding stock of Rusk County Bancshares, Inc. The transaction will be accounted for using the purchase method of accounting and will result in approximately $5,451,000 of goodwill, which, under current accounting guidance, will be amortized over fifteen years on a straight-line basis. The acquisition is expected to result in an increase in total assets of approximately $53,533,000 and in total deposits of approximately $45,219,000.

The Agreement and Plan of Reorganization is subject to regulatory and stockholder approval. Assuming appropriate approvals are received, the Company expects to complete the transaction in the third quarter of 2001.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HENDERSON CITIZENS BANCSHARES, INC.


                                      By: /S/ Milton S. McGee, Jr.
                                          --------------------------------------
                                          Milton S. McGee, Jr., President
                                          Milton S. McGee, Jr., CPA, President
                                          and Chief Executive Officer (Principal
                                          Executive Officer)

                                      By: /S/ Rebecca Tanner
                                          --------------------------------------
                                          Rebecca Tanner
                                          Vice President, Treasurer and Chief
                                          Financial Officer (Principal Financial
                                          Officer) and Chief Accounting Officer
                                          (Principal Accounting Officer)


Date:  March 23, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                     Title                      Date
         ----------                     -----                      ----

/S/ E. Landon Alford         Director and Chairman of the      March 23, 2001
---------------------------             Board
E. Landon Alford

/S/ David Alford                       Director                March 23, 2001
---------------------------
David Alford

/S/ R. M. Ballenger                    Director                March 23, 2001
---------------------------
R. M. Ballenger

/S/ Stayton M. Bonner, Jr.             Director                March 23, 2001
---------------------------
Stayton M. Bonner, Jr.

/S/ D. J. Burks                        Director                March 23, 2001
---------------------------
D. J. Burks

/S/ Billy Crawford                     Director                March 23, 2001
---------------------------
Billy Crawford

/S/ Sheila Gresham                     Director                March 23, 2001
---------------------------
Sheila Gresham

/S/ James Michael Kangerga             Director                March 23, 2001
---------------------------
James Michael Kangerga

/S/ J. Mark Mann                       Director                March 23, 2001
---------------------------
J. Mark Mann

/S/ Charles H. Richardson              Director                March 23, 2001
---------------------------
Charles H. Richardson

/S/ Tony Wooster                       Director                March 23, 2001
---------------------------
Tony Wooster

/S/ William E. Wylie                   Director                March 23, 2001
---------------------------
William E. Wylie

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The following items will be sent to the shareholders of record of the Company on or before March 30, 2001, and copies of such information shall be sent to the Securities and Exchange Commission on or before such time:

     (1)  Notice of Annual Meeting of Shareholders and Proxy Statement

     (2)  Proxy Card

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              -------------------

                                   EXHIBITS

                                    to the

                            FORM 10-K ANNUAL REPORT

                                     under

                      THE SECURITIES EXCHANGE ACT OF 1934
                          for the fiscal year ended:
                               December 31, 2000

                              -------------------

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
     (Address of principal                             (Zip Code)
     executive offices)

                                (903) 657-8521
             (Registrant's telephone number, including area code)

                                 EXHIBIT INDEX

Exhibit
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization, dated February 6, 2001, by and between Henderson Citizens Bancshares, Inc. and Rusk County Bancshares, Inc.

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

21.1     Subsidiaries of registrant.