Form 10-Q
period 2001-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 2001-05-10
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001 Commission file number: 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

             Texas                             6712                        75-2371232
------------------------------    ------------------------------  -------------------
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

                                          X  Yes  _____No
                                         ---


At March 31, 2001, 1,995,216 shares of Common Stock, $5.00 par value, were outstanding.

                      HENDERSON CITIZENS BANCSHARES, INC.
                         QUARTER ENDED MARCH 31, 2001


                               Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                                                                                  Page
                                                                                                                               ----
Consolidated Balance Sheets................................................................................................      3

Consolidated Statements of Income..........................................................................................      4

Consolidated Statements of Changes in Stockholders' Equity.................................................................      5

Condensed Consolidated Statements of Cash Flows............................................................................      6

Notes to the Consolidated Financial Statements.............................................................................      7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................................................................     10

ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk.........................................................     16

PART II - OTHER INFORMATION................................................................................................     17

SIGNATURES.................................................................................................................     18

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                      HENDERSON CITIZENS BANCSHARES, INC.
                          Consolidated Balance Sheets
                 (dollars in thousands, except share amounts)

                                                            March 31,    December 31,
                                                               2001          2000
                        Assets                             (unaudited)
                        ------                            -------------  -------------
Cash and due from banks                                  $       8,992         11,385
Interest-bearing deposits with
     financial institutions                                     16,327         10,403
Federal funds sold                                              31,290          4,205
                                                          -------------  -------------
                     Total cash and cash equivalents            56,609         25,993

Securities available for sale, at fair value                   163,530        155,693
Securities held to maturity, estimated fair value of
$51,087 in 2001 and $51,010 in 2000                             50,445         51,245
                                                          -------------  -------------
                                                               213,975        206,938

Loans, net                                                     170,585        169,882
Premises and equipment, net                                      8,708          8,394
Accrued interest receivable                                      3,291          4,320
Intangible assets                                                3,982          4,087
Other assets                                                     3,397          4,030
                                                          -------------  -------------
                                                         $     460,547        423,644
                                                          =============  =============
         Liabilities and Stockholders' Equity
         ------------------------------------
Deposits:
   Demand - non interest-bearing                                57,855         53,111
   Interest-bearing transaction accounts                        71,178         70,852
   Money market and savings                                     75,332         58,361
   Certificates of deposit and other time deposits             211,503        196,798
                                                          -------------  -------------
                      Total deposits                           415,868        379,122

Accrued interest payable                                         1,837          1,803
Other borrowings                                                   126          1,148
Other liabilities                                                1,952          2,449
                                                          -------------  -------------
                                                               419,783        384,522
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares
     authorized none issued or outstanding                          --             --
   Common stock, $5 par value; 10,000,000 shares
     authorized, 2,160,000 issued                               10,800         10,800
   Surplus                                                       5,400          5,400
   Treasury stock, 164,784 shares in 2001 and
        164,784 shares in 2000, at cost                         (2,397)        (2,397)
   Retained earnings                                            26,518         25,894
   Accumulated other comprehensive income (loss)                   443           (575)
                                                          -------------  -------------
                        Total stockholders' equity              40,764         39,122

                                                          -------------  -------------
                                                         $     460,547        423,644
                                                          =============  =============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                               Three months
                                                              ended March 31,
                                                             2001        2000
                                                         ------------  -----------
Interest income:
   Loans, including fees                                $       3,576       3,003
   Securities:
        Taxable - available for sale                            2,360       2,167
        Taxable - held to maturity                                131         196
        Tax-exempt - held to maturity                             492         526
   Federal funds sold                                             275         164
   Interest-bearing deposits with financial
   institutions                                                   185          98
                                                         ------------  -----------
        Total interest income                                   7,019       6,154
                                                         ------------  -----------

Interest expense:
   Deposits:
        Transaction accounts                                      397         471
        Money market and savings                                  505         358
        Certificates of deposit and other time
        deposits                                                3,052       2,373
   Other borrowed funds                                            10           1
                                                         ------------  -----------
        Total interest expense                                  3,964       3,203
                                                         ------------  -----------
                                                                3,055       2,951
        Net interest income

Provision for loan losses                                         110         100
                                                         ------------  -----------
          Net interest income after provision for
          loan losses                                           2,945       2,851
                                                         ------------  -----------

Noninterest income:
        Service charges, commissions, and fees                  1,019         943
        Income from fiduciary activities                          329         270
        Net realized gains on securities transactions               3           -
        Other                                                     215          50
                                                         ------------  -----------
          Total noninterest income                              1,566       1,263
                                                         ------------  -----------

Noninterest expenses:
        Salaries and employee benefits                          2,044       1,751
        Occupancy and equipment                                   481         414
        Other                                                     863         907
                                                         ------------  -----------
          Total other expenses                                  3,388       3,072
                                                         ------------  -----------

Income before income tax expense                                1,123       1,042

Income tax expense                                                160         147
                                                         ------------  -----------
Net income                                              $         963         895
                                                         ============  ===========

Basic earnings per common share                         $        0.48        0.45
                                                         ============  ===========

               Weighted average number of shares
               outstanding                                  1,995,216   2,005,600
                                                         ============  ===========

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                Consolidated Statements of Stockholders' Equity
                                  (unaudited)

                  Three months ended March 31, 2001 and 2000
          (dollars in thousands, except share and per share amounts)

                                                                                              Accumulated
                                                                                                 Other
                                         Preferred     Common                  Retained      Comprehensive      Treasury
                                           Stock       Stock      Surplus      Earnings      Income (Loss)        Stock      Total
                                         ---------   ---------   ---------   ------------   ---------------   ------------  -------
Balances at January 1, 2000             $       --      10,800       5,400         23,628            (1,938)        (2,119)  35,771

Comprehensive income:
   Net Income                                   --          --          --            895                --             --      895
   Other comprehensive
     income:
   Change in net unrealized
     gain (loss) on securities
     available for sale arising
     during the period,
     net of tax of $(333)                       --          --          --             --              (647)            --     (647)
                                                                                                                            -------
Total comprehensive income                                                                                                      248

Purchase of 4,374 shares of
     treasury stock                             --          --          --             --                --           (186)    (186)

Cash dividends declared
     ($.17 per share)                           --          --          --           (341)               --             --     (341)
                                         ---------   ---------   ---------   ------------   ---------------   ------------  -------

Balances at March 31, 2000              $       --      10,800       5,400         24,182            (2,585)        (2,305)  35,492
                                         =========   =========   =========   ============   ===============   ============  =======


Balances at January 1, 2001             $       --      10,800       5,400         25,894              (575)        (2,397)  39,122

Comprehensive income:
   Net Income                                   --          --          --            963                --             --      963
   Other comprehensive income:
     Change in net unrealized
     gain (loss) on securities
     available for sale, net of tax
     of $525                                    --          --          --             --             1,018             --    1,018
                                                                                                                            -------
Total comprehensive income                                                                                                    1,981

Cash dividends declared
     ($.17 per share)                           --          --          --           (339)               --             --     (339)

                                         ---------   ---------   ---------   ------------   ---------------   ------------  -------

Balances at March 31, 2001              $       --      10,800       5,400         26,518               443         (2,397)  40,764
                                         =========   =========   =========   ============   ===============   ============  =======

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                  Three months ended March 31, 2001 and 2000
                            (dollars in thousands)

                                                                       2001           2000
                                                                   ------------   ------------
Net cash provided by operating activities                                1,112          1,893

Investing activities:
     Securities available for sale:
        Sales                                                            5,009              -
        Purchases                                                      (35,571)       (21,836)
        Maturities and repayments                                       23,772          2,022
     Securities held to maturity:
        Purchases                                                            -              -
        Maturities and repayments                                          777          3,515
     Net change in loans                                                  (835)        (5,342)
     Proceeds from sale of premises and equipment
           and other real estate                                            27              -
     Purchases of bank premises, equipment and software                   (543)          (403)
                                                                   ------------   ------------
                       Net cash from investing activities               (7,364)       (22,044)
                                                                   ------------   ------------

Financing activities:
     Net increase (decrease) in deposits                                36,746            (93)
     Other borrowed funds                                                  804              -
     Cash dividends paid                                                  (682)          (683)
     Purchase of treasury stock                                              0           (186)
                                                                   ------------   ------------
                       Net cash from financing activities               36,868           (962)
                                                                   ------------   ------------

                       Change in cash and cash equivalents              30,616        (21,113)
Cash and cash equivalents at beginning of period                        25,993         38,683
                                                                   ------------   ------------

Cash and cash equivalents at end of period                        $     56,609         17,570
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                 $         50            280
                                                                   ============   ============

Interest paid                                                     $      3,930          3,032
                                                                   ============   ============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                  Notes to Consolidated Financial Statements

                                March 31, 2001

 (1) Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 2000 and 1999, and for each of the years in the three year period ended December 31, 2000 included in the Company's 2000 Form 10-K.

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

(2)  Securities
     ----------

     The amortized cost and estimated fair values (carrying value) of securities available for sale at March 31, 2001 and December 31, 2000, are summarized as follows (in thousands of dollars):

                                                             March 31, 2001
                                   -------------------------------------------------------------------
                                                         Gross           Gross          Estimated
                                      Amortized        Unrealized      Unrealized          Fair
                                         Cost            Gains           Losses           Value
                                   ----------------  ---------------  --------------  ---------------
     U.S. Treasury                $           9,004              204               -            9,208
     U.S. Government agencies                49,525              480               -           50,005
     Mortgage-backed securities
     and collateralized
     mortgage obligations                   104,328              377            (388)         104,317
                                   ----------------  ---------------  --------------  ---------------
                                  $         162,857            1,061            (388)         163,530
                                   ================  ===============  ==============  ===============

                                                           December 31, 2000
                                   ------------------------------------------------------------------
                                                         Gross           Gross          Estimated
                                      Amortized        Unrealized      Unrealized          Fair
                                         Cost            Gains           Losses           Value
                                   ----------------  ---------------  --------------  ---------------
     U.S. Treasury                $          18,015               66             (17)          18,064
     U.S. Government agencies                63,468              116            (434)          63,150
     Mortgage-backed securities
     and collateralized
     mortgage obligations                    74,578              181            (784)          73,975
     Other securities                           504                -               -              504
                                   ----------------  ---------------  --------------  ---------------
                                  $         156,565              363          (1,235)         155,693
                                   ================  ===============  ==============  ===============

     The amortized cost and estimated fair values (carrying value) of securities held-to-maturity at March 31, 2001 and December 31, 2000 are summarized as follows (in thousands of dollars):

                                                             March 31, 2001
                                   -------------------------------------------------------------------
                                                        Gross            Gross          Estimated
                                      Amortized       Unrealized       Unrealized          Fair
                                         Cost           Gains            Losses           Value
                                   ----------------  --------------  ---------------  ---------------
     State and municipal          $          42,221             755             (157)          42,819
     Mortgage-backed securities
     and collateralized
     mortgage obligations                     5,980              29                -            6,009
     Corporate                                2,041              20                -            2,061
     Other securities                           203               -               (5)             198
                                   ----------------  --------------  ---------------  ---------------
                                  $          50,445             804             (162)          51,087
                                   ================  ==============  ===============  ===============

                                                           December 31, 2000
                                   ------------------------------------------------------------------
                                                        Gross            Gross          Estimated
                                      Amortized       Unrealized       Unrealized          Fair
                                         Cost           Gains            Losses           Value
                                   ----------------  --------------  ---------------  ---------------
     State and municipal          $          42,563             344             (519)          42,388
     Mortgage-backed securities
     and collateralized
     mortgage obligations                     6,423               -              (33)           6,390
     Corporate                                2,047               -              (22)           2,025
     Other securities                           212               -               (5)             207
                                   ----------------  --------------  ---------------  ---------------
                                  $          51,245             344             (579)          51,010
                                   ================  ==============  ===============  ===============

                      HENDERSON CITIZENS BANCSHARES, INC.

                  Notes to Consolidated Financial Statements

                                March 31, 2001

(3)  Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars)

                                                           March 31,      December 31,
                                                              2001           2000
                                                        ----------------  -------------
          Real estate mortgage                         $          89,188         88,055
          Commercial and industrial                               49,955         51,026
          Installment and other                                   33,807         33,219
                                                        ----------------  -------------
                    Total                                        172,950        172,300

          Less:
             Allowance for loan losses                            (2,324)        (2,355)
             Unearned discount                                       (41)           (63)
                                                        ----------------  -------------

                    Loans, net                         $         170,585        169,882
                                                        ================  =============


     Changes in the allowance for loan losses for the three months ended March
        31, 2001 and 2000 summarized as follows (in thousands of dollars):

                                                         Three months ended March 31,
                                                        -------------------------------
                                                              2001           2000
                                                        ----------------    -----------
          Balance, beginning of period                 $           2,355          2,200
            Provision charged to operating expense                   110            100
            Charge offs:
              Commercial, financial, and agriculture                 (58)           (13)
              Real estate-mortgage                                   (31)           (12)
              Installment loans to individuals                      (113)           (83)
            Recoveries:
              Commercial, financial, and agriculture                   4              -
              Real estate-mortgage                                     -             44
              Installment loans to individuals                        57             59
                                                        ----------------    -----------


          Balance, March 31                            $           2,324          2,295
                                                        ================    ===========

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Recent Developments
-------------------

On February 6, 2001, the Company entered into an Agreement and Plan of Reorganization to acquire Rusk County Bancshares, Inc. Henderson, Texas ("RCBI"), and its wholly owned indirect banking subsidiary, Peoples State Bank. Peoples State Bank operates three banking offices in East Texas, one each in Henderson, Longview and Tatum. Following completion of the transaction, it is anticipated that Peoples State Bank will be merged into Citizens National Bank.

At December 31, 2000, RCBI reported net income of $599,000 and consolidated assets of $53.5 million. The acquisition of RCBI will be accounted under the purchase method of accounting for business combinations, [and is expected to be accretive to the Company's earnings in the first full year of operations.] Under the terms of the agreement, all outstanding shares of RCBI common stock (including shares acquired upon exercise of stock options) will be converted into $12,550,000 in cash, representing 1.57 times RCBI's books value at December 31, 2000, and 20.95 times 2000 earnings.

The agreement has been approved by the board of directors of both companies. The acquisition of RCBI, which is subject to conditions usual and customary for acquisition transactions of this type, including receipt of regulatory approval, approval of the shareholders of RCBI and satisfaction of other terms and conditions is expected to be completed during the second quarter of 2001, although there can be no assurance that the transaction will be completed.

Results of Operations
---------------------

Net income for the first three months of 2001 increased to $963,000 compared to $895,000 for the same period in 2000. Net interest income for the three months ended March 31, 2001 was $3,055,000 compared to $2,951,000 for the same period in 2000. The Company made a provision of $110,000 to the allowance for loan losses during the first three months of 2001. A provision of $100,000 was made for loan losses during the same period in 2000. The Company experienced a net gain on securities transactions of $3,000 in the first three months of 2001 compared to no net gain or loss on securities transactions in the first three months of 2000. Noninterest income, excluding net gains on securities transactions, for the first three months of 2001 was $1,563,000 compared to $1,263,000 for the same period in 2000. Total noninterest expenses for the first three months of 2001 were $3,388,000 compared to $3,072,000 for the same period in 2000. Income tax expense for the first three months of 2001 and 2000 was $160,000 and $147,000, respectively.

             Net Interest Income. For the three months ended March 31, 2001, net
             -------------------
interest income was $3,055,000 compared to $2,951,000 for the first three months of 2000. Interest income was up $865,000 during the three months ended March 31, 2001, primarily due to an increase in loan volumes and a slight increase attributable to rates. Interest expense increased $761,000 due mostly to average rates paid that were approximately 50 basis points higher in the first three months of 2001 as compared to the same period in 2000.

             Provision for Loan Losses. The provision for loan losses was
             -------------------------
$110,000 for the first three months of 2001 compared to $100,000 for the first three months of 2000. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Allowance for Loan Losses" for more detailed discussion relative to the provision for loan losses.

             Noninterest Income. Noninterest income, excluding securities
             ------------------
gains/losses, was $1,563,000 for the first three months of 2001 as compared to $1,263,000 in the first three months of 2000. This increase is due to increases in service charges primarily through an increase in fees collected for insufficient funds, increases in trust fee income, and increases in insurance commissions. The Company experienced a net gain on securities transactions of $3,000 for the first three months of 2001 compared to no net gain or loss on securities transactions for the first three months of 2000.

             Noninterest Expenses. Noninterest expenses for the three-month
             --------------------
period ended March 31, 2001 were $3,388,000 compared to $3,072,000 during the same period in 2000. The increase in other expenses is due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the continued growth of the Marshall branch that opened in December of 1999, the acquisition of the Preston Insurance Agency in April of 2000 and the opening of the Athens branch in December of 2000. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties.

             Income Taxes. Income tax expense for the first three months of 2001
             ------------
was $160,000, compared to $147,000 in the same period in 2000. The effective tax rates for the first three months of 2001 and 2000 were 14.3% and 14.2%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Financial Condition
-------------------

The Company's total assets at March 31, 2001 of $460,547,000 increased from the total assets at December 31, 2000 of $423,644,000. The Company's loan portfolio grew slightly to $170,585,000 at March 31, 2001, up from $169,882,000 at
December 31, 2000. Total deposits were $415,868,000 at March 31, 2001, compared to the December 31, 2000 total of $379,122,000.

Deposits and Other Borrowings
-----------------------------

Total deposits at March 31, 2001 increased from the December 31, 2000 balances by $36,746,000. The Athens branch, which opened in December 2000, accounted for approximately $2,000,000 of this increase. There were also increases to money market accounts and time deposits as customers took advantage of the tiered money market account that is indexed to the three-month Treasury bill.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At March 31, 2001, amounts payable under this note totaled $126,000.

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

Cash and cash equivalents increased $30,616,000 from $25,993,000 at December 31, 2000 to $56,609,000 at March 31, 2001. Cash and cash equivalents represented 12.3% of total assets at March 31, 2001 compared to 6.1% of total assets at December 31, 2000. This increase was due mainly to an increase in deposits of $36,746,000. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first three months of 2001 were the net increase in deposits of $36,746,000, securities purchases of $35,571,000 and securities maturities and repayments of $24,549,000.

Capital Resources
-----------------

At March 31, 2001, stockholders' equity totaled $40,764,000, or 8.9% of total assets, compared to $39,122,000, or 9.2% of total assets, at December 31, 2000. The increase in stockholders' equity is the result of earnings retained and the change in the net unrealized gain/loss on available for sale securities.

The Company and its Bank subsidiary, Citizens National Bank, are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institutions capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by adjusted average assets for the most recent quarter.

The tables below set forth the Consolidated and Citizens Bank only capital ratios as of March 31, 2001 and December 31, 2000.

                                                              Consolidated      Bank Only
                                                              ------------      ---------
March 31, 2001
--------------
Tier 1 capital to risk-weighted assets ratio                      17.4%           17.5%
Total capital to risk-weighted assets ratio                       18.5            18.6
Leverage ratio                                                     8.4             8.4

December 31, 2000
-----------------
Tier 1 capital to risk-weighted assets ratio                      17.5%           17.0%
Total capital to risk-weighted assets ratio                       18.6            18.1
Leverage ratio                                                     8.8             8.7

As of March 31, 2001 and December 31, 2000, Citizens National Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to March 31, 2001 and December 31, 2000 that would change the Company's or the Citizens National Bank's capital categories.

Loans
-----

The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $172,950,000 at March 31, 2001 compared to $172,300,000 at December 31, 2000.

As can be seen in the table in Note 3 above, a slight decrease of approximately 2.1% in commercial and industrial loans, an increase of approximately 1.3% in real estate loans, and an increase of 1.8% in installment loans occurred during the first three months of 2001. The opening of the Athens branch in December 2000 has contributed to an increase in total loans of approximately $1,715,000.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at March 31, 2001 and December 31, 2000 was 1.34% and 1.37% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at March 31, 2001 represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

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

The provision for loan losses for the three months ended March 31, 2001 totaled $110,000 compared to $100,000 for the three months ended March 31, 2000. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for loan growth, particularly higher risk commercial and installment loans.

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

During the year ended December 31, 2000, the Company restructured a single loan relationship totaling $1,216,000. The loan customer is a manufacturing company that was adversely affected by a down turn in the oil and gas market. The restructured loan is secured by commercial real estate.

The following is a summary of the Company's problem loans as of March 31, 2001 and December 31, 2000.

                                                                 March 31,      December 31,
                                                                    2001            2000
                                                              ---------------  --------------
                                                                  (dollars in thousands)
Nonaccrual loans                                            $             75             241
Restructured loans                                                     1,024           1,216
Other impaired loans                                                      --              --
Loans past due 90+ days and still accruing                                37              18
                                                              ---------------  --------------
          Total non-performing loans                        $          1,136           1,475
                                                              ===============  ==============

Other potential problem loans                               $             --              --
                                                              ===============  ==============

Other non-performing assets, other real estate owned        $             90              10
                                                              ===============  ==============

Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 51.6% at March 31, 2001) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in Note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 79% of the total as of March 31, 2001 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of March 31, 2001, floating rate securities made up 75% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 47% of total assets at March 31, 2001. The investment portfolio totaled $213,975,000 at March 31, 2001, up from $206,938,000 at December 31,
2000. This increase resulted due to excess cash and fed funds being invested in available for sale securities for increased yields

Recent Accounting Pronouncements
--------------------------------

The following pronouncements have been issued, and are listed together with the expected impact on the Company.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities - This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement is effective for the Company in the year ending in 2001. Due to the Company's limited use of derivative instruments, the effect of implementation of this new pronouncement is not expected to have a significant effect on the financial position or results of operations of the Company.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--This Statement replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitization and pledge collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company's consolidated financial statements.

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

One strategy used by the Company to reduce the volatility of its net interest income is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 10% of the Company's loan portfolio reprices on at least an annual basis.

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

The Company's 2000 annual report details a table that provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The table is based on information and assumptions set forth in the discussion. The Company believes the assumptions utilized are reasonable. Management believes that no events have occurred since December 31, 2000 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons in the table.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On April 10, 2001, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year.

David Alford              Jim Kangerga
Landon Alford             Milton S. McGee, Jr.
R.M. Ballenger            J. Mark Mann
S.M. Bonner, Jr.          Charles Richardson
D.J. Burks                Tony Wooster
Billy Crawford            William E. Wylie
Sheila Smith Gresham

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     Form 8-K, reflecting the Company's change in accountant, was filed on March 23, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HENDERSON CITIZENS BANCSHARES, INC.


Date: May 10, 2001                  By: /s/ Milton S. McGee, Jr.
      ------------                      ----------------------------------------

                                        Milton S. McGee, Jr., CPA
                                        President





Date: May 10, 2001                  By: /s/ Rebecca G. Tanner
      ------------                      ----------------------------------------

                                        Rebecca G. Tanner, CPA
                                        Vice President, Treasurer, Chief
                                        Financial Officer and
                                        Chief Accounting Officer