Form 10-Q
period 2001-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 2001-08-13
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001 Commission file number: 33-42286

                      HENDERSON CITIZENS BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

               Texas                                    6712                                 75-2371232
------------------------------------        -------------------------------             ----------------------
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

                               X   Yes         No
                             -----       -----


At June 30, 2001, 1,995,216 shares of Common Stock, $5.00 par value, were outstanding.

                      HENDERSON CITIZENS BANCSHARES, INC.
                          QUARTER ENDED JUNE 30, 2001


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

Notes to the Consolidated Financial Statements ............................. 7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................10

ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk..........16

PART II - OTHER INFORMATION.................................................17

SIGNATURES..................................................................18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                      HENDERSON CITIZENS BANCSHARES, INC.
                          Consolidated Balance Sheets
                 (dollars in thousands, except share amounts)

                                                                             June 30,               December 31,
                                                                               2001                     2000
                              Assets                                        (unaudited)
                              ------                                       -------------            -------------
Cash and due from banks                                                    $       7,796                   11,385
Interest-bearing deposits with
     financial institutions                                                       17,122                   10,403
Federal funds sold                                                                26,625                    4,205
                                                                           -------------            -------------
                     Total cash and cash equivalents                              51,543                   25,993

Securities available for sale, at fair value                                     157,541                  155,189
Securities held to maturity, estimated fair value of $50,143
     in 2001 and $51,010 in 2000                                                  49,759                   51,245
                                                                           -------------            -------------
                                                                                 207,300                  206,434

Loans, net                                                                       175,362                  169,882
Premises and equipment, net                                                        8,953                    8,394
Accrued interest receivable                                                        4,010                    4,320
Intangible assets                                                                  3,907                    4,087
Other assets                                                                       4,038                    4,534
                                                                           -------------            -------------
                                                                           $     455,113                  423,644
                                                                           =============            =============
                 Liabilities and Stockholders' Equity
                 -------------------------------------
Deposits:
   Demand - non interest-bearing                                                  59,013                   53,111
   Interest-bearing transaction accounts                                          70,717                   70,852
   Money market and savings                                                       68,221                   58,361
   Certificates of deposit and other time deposits                               211,423                  196,798
                                                                           -------------            -------------
                      Total deposits                                             409,374                  379,122

Accrued interest payable                                                           1,661                    1,803
Other borrowings                                                                      48                    1,148
Other liabilities                                                                  2,227                    2,449
                                                                           -------------            -------------
                                                                                 413,310                  384,522
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                        -                        -
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                             10,800                   10,800
   Surplus                                                                         5,400                    5,400
   Treasury stock, 164,784 shares in 2001
        and 164,784 shares in 2000 at cost                                        (2,397)                  (2,397)
   Retained earnings                                                              27,583                   25,894
   Accumulated other comprehensive income (loss)                                     417                     (575)
                                                                           -------------            -------------
                        Total stockholders' equity                                41,803                   39,122

                                                                           -------------            -------------
                                                                           $     455,113                  423,644
                                                                           =============            =============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.
                       Consolidated Statements of Income
                                  (unaudited)
               (dollars in thousands, except per share amounts)

                                                                          Three months                  Six months
                                                                         ended June 30,               ended June 30,
                                                                      2001           2000           2001           2000
                                                                  ------------   ------------   ------------   ------------
Interest income:
   Loans, including fees                                          $      3,625          3,188          7,201          6,191
   Securities:
        Taxable - available for sale                                     2,290          2,260          4,650          4,427
        Taxable - held to maturity                                         120            175            251            371
        Tax-exempt - held to maturity                                      488            515            980          1,041
   Federal funds sold                                                      210              6            485            170
   Interest-bearing deposits with  financial institutions                  196             80            381            178
                                                                  ------------   ------------   ------------   ------------
          Total interest income                                          6,929          6,224         13,948         12,378
                                                                  ------------   ------------   ------------   ------------

Interest expense:
   Deposits:
        Transaction accounts                                               319            427            716            898
        Money market and savings                                           466            416            971            774
        Certificates of deposit and other time deposits                  3,015          2,479          6,067          4,852
   Other borrowed funds                                                     10             11             20             12
                                                                  ------------   ------------   ------------   ------------
          Total interest expense                                         3,810          3,333          7,774          6,536
                                                                  ------------   ------------   ------------   ------------

          Net interest income                                            3,119          2,891          6,174          5,842

Provision for loan losses                                                  120             90            230            190
                                                                  ------------   ------------   ------------   ------------
          Net interest income after provision for loan losses            2,999          2,801          5,944          5,652
                                                                  ------------   ------------   ------------   ------------

Noninterest income:
        Service charges, commissions, and fees                           1,133          1,045          2,152          1,988
        Income from fiduciary activities                                   328            270            657            540
        Net realized gains on securities transactions                       10              -             13              -
        Other                                                              250            415            465            465
                                                                  ------------   ------------   ------------   ------------
          Total noninterest income                                       1,721          1,730          3,287          2,993
                                                                  ------------   ------------   ------------   ------------

Noninterest expenses:
        Salaries and employee benefits                                   2,078          1,986          4,122          3,737
        Occupancy and equipment                                            486            453            967            867
        Other                                                              881            938          1,744          1,845
                                                                  ------------   ------------   ------------   ------------
          Total other expenses                                           3,445          3,377          6,833          6,449
                                                                  ------------   ------------   ------------   ------------

Income before income tax expense                                         1,275          1,154          2,398          2,196
Income tax expense                                                         210            163            370            310
                                                                  ------------   ------------   ------------   ------------
Net income                                                        $      1,065            991          2,028          1,886
                                                                  ============   ============   ============   ============

Basic earnings per common share                                   $       0.53           0.50           1.02           0.94
                                                                  ============   ============   ============   ============

            Weighted average number of shares outstanding            1,995,216      1,999,775      1,995,216      2,002,687
                                                                  ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

          Consolidated Statements of Changes in Stockholders' Equity
                                  (unaudited)

                    Six months ended June 30, 2001 and 2000
          (dollars in thousands, except share and per share amounts)

                                                                                            Accumulated
                                                                                              Other
                                    Preferred      Common                     Retained    Comprehensive    Treasury
                                      Stock        Stock         Surplus      Earnings    Income (Loss)     Stock         Total
                                  ------------  ------------  ------------  ------------  -------------  ------------  ------------
Balances at January 1, 2000       $        --         10,800         5,400        23,628         (1,938)       (2,119)       35,771

Comprehensive income:
   Net Income                              --             --            --         1,886             --            --         1,886
   Other comprehensive
    income:
   Change in net unrealized
    gain (loss) on securities
     available for sale arising
      during the period,
     net of tax of $(409)                  --             --            --            --           (795)           --          (795)
                                                                                                                       ------------
Total comprehensive income                                                                                                    1,091

Purchase of 11,666 shares of
 treasury stock                            --             --            --            --             --          (204)         (204)

Cash dividends declared
 ($.34 per share)                          --             --            --          (680)            --            --          (680)
                                  ------------  ------------  ------------  ------------  -------------  ------------  ------------

Balances at June 30, 2000         $        --         10,800         5,400        24,834         (2,733)       (2,323)       35,978
                                  ============  ============  ============  ============  =============  ============  ============


Balances at January 1, 2001       $        --         10,800         5,400        25,894           (575)       (2,397)       39,122

Comprehensive income:
   Net Income                              --             --            --         2,028             --            --         2,028
   Other comprehensive income:
     Change in net unrealized
      gain (loss) on securities
     available for sale, net of
      tax of $511                          --             --            --            --            992            --           992
                                                                                                                       ------------
Total comprehensive income                                                                                                    3,020

Cash dividends declared                    --             --            --          (339)            --            --          (339)
 ($.17 per share)
                                  ------------  ------------  ------------  ------------  -------------  ------------  ------------


Balances at June 30, 2001         $        --         10,800         5,400        27,583            417        (2,397)       41,803
                                  ============  ============  ============  ============  =============  ============  ============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                    Six months ended June 30, 2001 and 2000
                            (dollars in thousands)

                                                                                          2001                2000
                                                                                --------------       -------------

Net cash provided by operating activities                                                3,223               2,737

Investing activities:
     Securities available for sale:
        Sales                                                                            5,009                   -
        Purchases                                                                      (42,613)            (21,836)
        Maturities and repayments                                                       36,757               4,722
     Securities held to maturity:
        Purchases                                                                            -                   -
        Maturities and repayments                                                        1,437               5,166
     Net change in loans                                                                (5,732)            (13,406)
     Proceeds from sale of premises and equipment
           and other real estate                                                            27                 205
     Purchases of bank premises, equipment and software                                 (1,032)             (1,423)
                                                                                --------------       -------------
                       Net cash from investing activities                               (6,147)            (26,572)
                                                                                --------------       -------------

Financing activities:
     Net increase in deposits                                                           30,252                 771
     Repayment of other borrowed funds                                                  (1,100)                  -
     Cash dividends paid                                                                  (678)             (1,023)
     Purchase of treasury stock                                                              0                (204)
                                                                                --------------       -------------
                       Net cash from financing activities                               28,474                (456)
                                                                                --------------       -------------

                       Change in cash and cash equivalents                              25,550             (24,291)
Cash and cash equivalents at beginning of period                                        25,993              38,683
                                                                                --------------       -------------

Cash and cash equivalents at end of period                                      $       51,543              14,392
                                                                                ==============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                               $          627                 515
                                                                                ==============       =============

Interest paid                                                                   $        7,916               6,190
                                                                                ==============       =============

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                  Notes to Consolidated Financial Statements

                                 June 30, 2001

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

      The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiary, Citizens National Bank. The financial statements of Citizens National Bank are consolidated with its wholly owned Subsidiaries, HCB Insurance Agency, Inc. and Community Development Corporation ("CDC"). Prior to the quarter ended June 30, 2000, these two subsidiaries were not part of the consolidated entity.

      Certain amounts in the prior financial statements have been reclassified to conform to the current presentation.

(2)   Securities
      ----------

      The amortized cost and estimated fair values (carrying value) of securities available for sale at June 30, 2001 and December 31, 2000, are summarized as follows (in thousands of dollars):

                                                                                June 30, 2001
                                         --------------------------------------------------------------------------------------
                                                                      Gross                 Gross               Estimated
                                                Amortized           Unrealized            Unrealized              Fair
                                                  Cost                Gains                 Losses               Value
                                         --------------------  --------------------  --------------------  --------------------
U.S. Treasury                            $              9,003                   207                     -                 9,210
U.S. Government agencies                               47,592                   593                     -                48,185
Mortgage-backed securities and
   collateralized mortgage
    obligations                                       100,313                   333                  (500)              100,146
                                         --------------------  --------------------  --------------------  --------------------
                                         $            156,908                 1,133                  (500)              157,541
                                         ====================  ====================  ====================  ====================

                                                                              December 31, 2000
                                         --------------------------------------------------------------------------------------
                                                                      Gross                 Gross               Estimated
                                                Amortized           Unrealized            Unrealized              Fair
                                                  Cost                Gains                 Losses               Value
                                         --------------------  --------------------  --------------------  --------------------
U.S. Treasury                            $             18,015                    66                   (17)               18,064
U.S. Government agencies                               63,468                   116                  (434)               63,150
Mortgage-backed securities and
   collateralized mortgage
    obligations                                        74,578                   181                  (784)               73,975
                                         --------------------  --------------------  --------------------  --------------------
                                         $            156,061                   363                (1,235)              155,189
                                         ====================  ====================  ====================  ====================

      The amortized cost and estimated fair values of securities held-to-maturity at June 30, 2001 and December 31, 2000 are summarized as follows (in thousands of dollars):


                                                                                June 30, 2001
                                         --------------------------------------------------------------------------------------
                                                                      Gross                 Gross               Estimated
                                                Amortized           Unrealized            Unrealized              Fair
                                                  Cost                Gains                 Losses               Value
                                         --------------------  --------------------  --------------------  --------------------
State and municipal                     $              42,202                   633                  (292)               42,543
Mortgage-backed securities and
   collateralized mortgage
    obligations                                         5,320                    20                    (4)                5,336
Corporate                                               2,036                    31                     -                 2,067
Other securities                                          201                     -                    (4)                  197
                                         --------------------  --------------------  --------------------  --------------------
                                        $              49,759                   684                  (300)               50,143
                                         =====================  ===================  ====================  ====================

                                                                              December 31, 2000
                                         --------------------------------------------------------------------------------------
                                                                      Gross                 Gross               Estimated
                                                Amortized           Unrealized            Unrealized              Fair
                                                  Cost                Gains                 Losses               Value
                                         --------------------  --------------------  --------------------  --------------------
State and municipal                     $              42,563                   344                  (519)               42,388
Mortgage-backed securities and
   collateralized mortgage
    obligations                                         6,423                     -                   (33)                6,390
Corporate                                               2,047                     -                   (22)                2,025
Other securities                                          212                     -                    (5)                  207
                                         --------------------  --------------------  --------------------  --------------------
                                        $              51,245                   344                  (579)               51,010
                                         =====================  ===================  ====================  ====================

                      HENDERSON CITIZENS BANCSHARES, INC.

                  Notes to Consolidated Financial Statements

                                 June 30, 2001

(3)  Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars)

                                                                      June 30,            December 31,
                                                                        2001                  2000
                                                                -------------------    ------------------
               Real estate mortgage                             $            93,691                88,055
               Commercial and industrial                                     48,972                51,026
               Installment and other                                         35,103                33,219
                                                                -------------------    ------------------
                         Total                                              177,766               172,300

               Less:
                  Allowance for loan losses                                  (2,376)               (2,355)
                  Unearned discount                                             (28)                  (63)
                                                                -------------------    ------------------

                         Loans, net                             $           175,362               169,882
                                                                ===================    ==================

     Changes in the allowance for loan losses for the three months and six months ended June 30, 2001 and 2000 are summarized as follows (in thousands of dollars):

                                                          Three months ended June 30,               Six months ended June 30,
                                                    ------------------------------------      -----------------------------------
                                                          2001               2000                   2001              2000
                                                    -----------------  -----------------      -----------------  ----------------
     Balance, beginning of period                   $           2,324              2,295      $           2,355             2,200
     Provision charged to operating expense                       120                 90                    230               190
     Charge offs:
          Commercial, financial, and agriculture                  (19)               (21)                   (77)              (33)
          Real estate-mortgage                                      -                 (6)                   (31)              (19)
          Installment loans to individuals                        (99)              (105)                  (212)             (188)
     Recoveries:
          Commercial, financial, and agriculture                    2                 41                      6                85
          Real estate-mortgage                                      -                  9                      -                 9
          Installment loans to individuals                         48                 49                    105               108
                                                    -----------------  -----------------      -----------------  ----------------

     Balance, June 30                               $           2,376              2,352      $           2,376             2,352
                                                    =================  =================      =================  =================

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC. FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000


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

On July 2, 2001, the Company acquired all of the outstanding shares of RCBI common stock (including shares acquired upon exercise of stock options) for a purchase price of $12,550,000 in cash, representing 1.57 times RCBI's book value at December 31, 2000, and 20.95 times 2000 earnings. The transaction was accounted for using the purchase method of accounting and will result in an approximate increase in total assets of $56,400,000 and total deposits of $50,900,000. Following completion of the transaction, it is anticipated that Peoples State Bank will be merged into Citizens National Bank during the fourth quarter of 2001.

On July 10, 2001, Citizens National Bank entered into a Branch Purchase and Assumption Agreement with Jefferson Heritage Bank to purchase the Spring Hill and White Oak facilities at Longview and White Oak, Texas.

Results of Operations
---------------------

Net income for the first six months of 2001 increased to $2,028,000 compared to $1,886,000 for the same period in 2000. Net interest income for the six months ended June 30, 2001 was $6,174,000 compared to $5,842,000 for the same period in 2000. The Company made a provision of $230,000 to the allowance for loan losses during the first six months of 2001. A provision of $190,000 was made for loan losses during the same period in 2000. The Company experienced a net gain on securities transactions of $13,000 in the first six months of 2001 compared to no net gain or loss on securities transactions in the first six months of 2000. Noninterest income, excluding net gains on securities transactions, for the first six months of 2001 was $3,274,000 compared to $2,993,000 for the same period in 2000. Total noninterest expenses for the first six months of 2001 were $6,833,000 compared to $6,449,000 for the same period in 2000. Income tax expense for the first six months of 2001 and 2000 was $370,000 and $310,000, respectively.

          Net Interest Income. For the six months ended June 30, 2001, net
          -------------------
interest income was $6,174,000 compared to $5,842,000 for the first six months of 2000. Interest income was up $1,570,000 during the six months ended June 30, 2001, primarily due to an increase in loan volumes and a slight increase attributable to rates. Interest expense increased $1,238,000 due to the higher volume of time deposits combined with average rates paid that were approximately 26 basis points higher in the first six months of 2001 as compared to the same period in 2000.

Net interest income for the three-month period ended June 30, 2001 was $3,119,000 compared to $2,891,000 in 2000. Interest income was up $705,000 for the three months ended June 30, 2001, due largely to an increase in the volume of loans and interest bearing deposits with other financial institutions. Interest expense increased $477,000 due to the higher volume of time deposits in the three-month period ended June 30, 2001, as compared to the same period in 2000.

          Provision for Loan Losses. The provision for loan losses was $230,000
          -------------------------
for the first six months of 2001 compared to $190,000 for the first six months of 2000. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Allowance for Loan Losses" for a more detailed discussion relative to the provision for loan losses.

For the three-month period ended June 30, 2001, the Company increased its allowance through a provision of $120,000. The Company increased its allowance for loan losses during the same period in 2000 by a provision of $90,000.

          Noninterest Income. Noninterest income, excluding securities gains/
          ------------------
losses, was $3,274,000 for the first six months of 2001 as compared to $2,993,000 in the first six months of 2000. This increase is the result of increases in service charges primarily due to an increase in fees collected for insufficient funds and increases in trust fee income. The Company experienced a net gain on securities transactions of $13,000 for the first six months of 2001 compared to no net gain or loss on securities transactions for the first six months of 2000.

For the three months ended June 30, 2001, noninterest income, excluding securities gains was $1,711,000 compared to $1,730,000 for the same period in 2000. The Company experienced a net gain on securities of $10,000 for the three months ended June 30, 2001, compared to no net gain/loss on securities during the same period in 2000.

          Noninterest Expenses. Noninterest expenses for the six-month period
          --------------------
ended June 30, 2001 were $6,833,000 compared to $6,449,000 during the same period in 2000. The increase in other expenses is due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the continued growth of the Marshall branch that opened in December of 1999, the acquisition of the Preston Insurance Agency in April of 2000 and the opening of the Athens branch in December of 2000. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties.

Noninterest expenses for the three-month period ended June 30, 2001 were $3,445,000 compared to $3,377,000 during the same period in 2000. The increase is a result of the same activities noted in the previous paragraph for the first six months of 2001.

          Income Taxes. Income tax expense for the first six months of 2001 was
          ------------
$370,000, compared to $310,000 in the same period in 2000. The effective tax rates for the first six months of 2001 and 2000 were 15.4% and 14.1%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended June 30, 2001 and June 30, 2000 were $210,000 and $163,000 respectively. The effective tax rates for the three-month periods ended June 30, 2001 and June 30, 2000 were 16.5% and 14.1%.

Financial Condition
-------------------

The Company's total assets at June 30, 2001 of $455,113,000 increased from the total assets at December 31, 2000 of $423,644,000. The Company's loan portfolio grew to $175,362,000 at June 30, 2001, up from $169,882,000 at December 31,
2000. Total deposits were $409,374,000 at June 30, 2001, compared to the December 31, 2000 total of $379,122,000.

Deposits and Other Borrowings
-----------------------------

Total deposits at June 30, 2001 increased from the December 31, 2000 balances by $30,252,000. The Athens branch, which opened in December 2000, accounted for approximately $7,250,000 of this increase. There were also increases to money market accounts and time deposits as customers took advantage of the tiered money market account that is indexed to the three-month Treasury bill.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At June 30, 2001, amounts payable under this note totaled $48,000.

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

Cash and cash equivalents increased $25,550,000 from $25,993,000 at December 31, 2000 to $51,543,000 at June 30, 2001. Cash and cash equivalents represented 11.3% of total assets at June 30, 2001 compared to 6.1% of total assets at December 31, 2000. This increase was due mainly to an increase in deposits of $30,252,000. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first six months of 2001 were the net increase in deposits of $30,252,000, securities purchases of $42,613,000 and securities maturities and repayments of $38,194,000.

Capital Resources
-----------------

At June 30, 2001, stockholders' equity totaled $41,803,000, or 9.2% of total assets, compared to $39,122,000, or 9.2% of total assets, at December 31, 2000.

The Company and its Bank subsidiary, Citizens National Bank, are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by adjusted average assets for the most recent quarter.

The tables below set forth the Consolidated and Citizens National Bank only capital ratios as of June 30, 2001 and December 31, 2000.

                                                Consolidated   Bank Only
                                                ------------   ---------
June 30, 2001
-------------
Tier 1 capital to risk-weighted assets ratio        18.2%         13.3%
Total capital to risk-weighted assets ratio         19.4          14.5
Leverage ratio                                       8.5           6.2

December 31, 2000
-----------------
Tier 1 capital to risk-weighted assets ratio        17.5%         17.0%
Total capital to risk-weighted assets ratio         18.6          18.1
Leverage ratio                                       8.8           8.7

As of June 30, 2001 and December 31, 2000, Citizens National Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to June 30, 2001 and December 31, 2000 that would change the Company's or the Citizens National Bank's capital categories.

Loans
-----

The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $177,766,000 at June 30, 2001 compared to $172,300,000 at December 31, 2000.

As can be seen in the table in Note 3 above, a slight decrease of approximately 4.0% in commercial and industrial loans, an increase of approximately 6.4% in real estate loans, and an increase of 5.7% in installment loans occurred during the first six months of 2001. The opening of the Athens branch in December 2000 has contributed to an increase in total loans of approximately $3,189,000.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at June 30, 2001 and December 31, 2000 was 1.34% and 1.37% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at June 30, 2001 represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio, and the consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three and six months ended June 30, 2001 totaled $120,000 and $230,000 compared to $90,000 and $190,000 for the three and six months ended June 30, 2000. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for loan growth, particularly higher risk commercial and installment loans.

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

The following is a summary of the Company's problem loans as of June 30, 2001 and December 31, 2000.

                                                                    June 30,             December 31,
                                                                      2001                   2000
                                                               --------------------    -------------------
                                                                          (dollars in thousands)
Nonaccrual loans                                               $                 75                    241
Restructured loans                                                                -                  1,216
Other impaired loans                                                              -                      -
Loans past due 90+ days and still accruing                                       60                     18
                                                               --------------------    -------------------
          Total non-performing loans                           $                135                  1,475
                                                               ====================    ===================

Other potential problem loans                                  $                  -                      -
                                                               ====================    ===================

Other non-performing assets, other real estate owned           $                 90                     10
                                                               ====================    ===================


Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 52.7% at June 30, 2001) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in Note 3 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 79% of the total as of June 30, 2001 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of June 30, 2001, floating rate securities made up 75% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 46% of total assets at June 30, 2001. The investment portfolio totaled $207,300,000 at June 30, 2001, up slightly from $206,938,000 at December 31, 2000. This increase resulted due to excess cash and fed funds being invested in available for sale securities for increased yields

Recent Accounting Pronouncements
---------------------------------

The following pronouncements have been issued, and are listed together with the expected impact on the Company.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities - This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Statement was effective for the Company in the year ending in 2001. Due to the Company's limited use of derivative instruments, the effect of implementation of this new pronouncement did not have a significant effect on the financial position or results of operations of the Company.

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

Item 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures are interest rate risk and, to a lesser extent, liquidity risk. The Company does not maintain a trading account for any class of financial instrument and the Company is not affected by foreign currency exchange rate risk or commodity price risk.

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

     None


Item 5.   Other Information

     None


Item 6.   Exhibits and Reports on Form 8-K

     Form 8-K, reflecting the acquisition of Rusk County Bancshares, Inc. and its subsidiary Peoples State Bank, was filed on July 16, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HENDERSON CITIZENS BANCSHARES, INC.


Date: August 10, 2001                   By: /s/ Milton S. McGee, Jr.
      ---------------                       ----------------------------------

                                            Milton S. McGee, Jr., CPA
                                            President




Date: August 10, 2001                   By: /s/ Rebecca G. Tanner
      ---------------                       ----------------------------------

                                            Rebecca G. Tanner, CPA
                                            Vice President, Treasurer, Chief
                                            Financial Officer and Chief
                                            Accounting Officer