Form 10-Q
period 2001-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 2001-11-14
CIK 878355

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001   Commission file number:
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

                               X  Yes    ____No
                              ---

At September 30, 2001, 1,994,816 shares of Common Stock, $5.00 par value, were outstanding.

                      HENDERSON CITIZENS BANCSHARES, INC.
                        QUARTER ENDED SEPTEMBER 30, 2001

                                 Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                                    Page
                                                                                 ----
Consolidated Balance Sheets................................................        3

Consolidated Statements of Income..........................................        4

Consolidated Statements of Changes in Stockholders' Equity.................        5

Condensed Consolidated Statements of Cash Flows............................        6

Notes to Consolidated Financial Statements.................................        7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................       10

ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk.........       16

PART II - OTHER INFORMATION................................................       17

SIGNATURES.................................................................       18

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                      HENDERSON CITIZENS BANCSHARES, INC.
                          Consolidated Balance Sheets
                 (dollars in thousands, except share amounts)

                                                                         September 30,         December 31,
                                                                             2001                  2000
                         Assets                                           (unaudited)
                         ------                                          ------------          ------------
Cash and due from banks                                                   $   18,256               11,385
Interest-bearing deposits with
     financial institutions                                                   24,373               10,403
Federal funds sold                                                            13,470                4,205
                                                                         -----------            ---------
                     Total cash and cash equivalents                          56,099               25,993

Securities available for sale, at fair value                                 171,858              155,693
Securities held to maturity, estimated fair value of $51,269
     in 2001 and $51,010 in 2000                                              49,978               51,245
                                                                         -----------            ---------
                                                                             221,836              206,938

Loans, net                                                                   211,461              169,882
Premises and equipment, net                                                   10,706                8,394
Accrued interest receivable                                                    3,728                4,320
Intangible assets                                                              8,428                4,087
Other assets                                                                   5,192                4,030
                                                                         -----------            ---------
                                                                          $  517,450              423,644
                                                                         ===========            =========
               Liabilities and Stockholders' Equity
               ------------------------------------
Deposits:
   Demand - non interest-bearing                                              69,525               53,111
   Interest-bearing transaction accounts                                      82,958               70,852
   Money market and savings                                                   85,785               58,361
   Certificates of deposit and other time deposits                           227,106              196,798
                                                                         -----------            ---------
                      Total deposits                                         465,374              379,122

Accrued interest payable                                                       1,760                1,803
Other borrowings                                                               2,131                1,148
Other liabilities                                                              4,572                2,449
                                                                         -----------            ---------
                                                                             473,837              384,522
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized
     none issued or outstanding                                                   --                   --
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                         10,800               10,800
   Additional paid in capital                                                  5,400                5,400
   Retained earnings                                                          28,542               25,894
   Accumulated other comprehensive income (loss)                               1,276                 (575)
   Treasury stock, 165,184 shares in 2001
        and 164,784 shares in 2000 at cost                                    (2,405)              (2,397)
                                                                         -----------            ---------
                        Total stockholders' equity                            43,613               39,122

                                                                         -----------            ---------
                                                                          $  517,450              423,644
                                                                         ===========            =========

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.
                       Consolidated Statements of Income
                                  (unaudited)

                                                                           Three months                  Nine months
                                                                        ended September 30,          ended September 30,
                                                                         2001         2000         2001             2000
                                                                  -------------- ----------   -------------    ------------
Interest income:
   Loans, including fees                                           $    4,277        3,363       11,478            9,554
   Securities:
        Taxable - available for sale                                    2,277        2,252        6,927            6,679
        Taxable - held to maturity                                        125          156          376              527
        Tax-exempt - held to maturity                                     496          506        1,476            1,547
   Federal funds sold                                                     155           28          640              198
   Interest-bearing deposits with financial institutions                  318          102          699              280
                                                                   ----------   ----------    ---------        ---------
          Total interest income                                         7,648        6,407       21,596           18,785
                                                                   ----------   ----------    ---------        ---------

Interest expense:
   Deposits:
        Transaction accounts                                              318          392        1,034            1,290
        Money market and savings                                          544          455        1,515            1,229
        Certificates of deposit and other time deposits                 3,021        2,701        9,088            7,553
   Other borrowed funds                                                    10           19           30               31
                                                                   ----------   ----------    ---------        ---------
          Total interest expense                                        3,893        3,567       11,667           10,103
                                                                   ----------   ----------    ---------        ---------

          Net interest income                                           3,755        2,840        9,929            8,682

Provision for loan losses                                                 159           90          389              280
                                                                   ----------   ----------    ---------        ---------
          Net interest income after provision for loan losses           3,596        2,750        9,540            8,402
                                                                   ----------   ----------    ---------        ---------

Noninterest income:
        Service charges, commissions, and fees                          1,287        1,016        3,439            3,004
        Income from fiduciary activities                                  328          270          985              810
        Net realized gains on securities transactions                      52            -           65                -
        Other                                                             318           39          783              504
                                                                   ----------   ----------    ---------        ---------
          Total noninterest income                                      1,985        1,325        5,272            4,318
                                                                   ----------   ----------    ---------        ---------

Noninterest expenses:
        Salaries and employee benefits                                  2,444        1,875        6,566            5,612
        Occupancy and equipment                                           607          451        1,574            1,318
        Other                                                           1,002          795        2,746            2,640
                                                                   ----------   ----------    ---------        ---------
          Total other expenses                                          4,053        3,121       10,886            9,570
                                                                   ----------   ----------    ---------        ---------

Income before income tax expense                                        1,528          954        3,926            3,150

Income tax expense                                                        228           86          598              396
                                                                   ----------   ----------    ---------        ---------
Net income                                                         $    1,300          868        3,328            2,754
                                                                   ==========   ==========    =========        =========

Basic earnings per common share                                    $     0.65         0.43         1.67             1.38
                                                                   ==========   ==========    =========        =========

               Weighted average number of shares outstanding        1,995,016    1,999,162    1,995,149        2,001,496
                                                                   ==========   ==========    =========        =========

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                                  (unaudited)

                 Nine months ended September 30, 2001 and 2000
           (dollars in thousands, except share and per share amounts)

                                                                                                Accumulated
                                                                                                    Other
                                            Preferred       Common                Retained     Comprehensive     Treasury
                                              Stock          Stock    Surplus     Earnings     Income (Loss)       Stock      Total
                                            ---------       ------   ---------   ----------   --------------    ---------    -------
Balances at January 1, 2000                  $      -       10,800      5,400      23,628            (1,938)      (2,119)    35,771

Comprehensive income:
     Net Income                                     -            -          -       2,754                 -            -      2,754
     Other comprehensive income:
        Change in net unrealized
        gain (loss) on securities
        available for sale arising
        during the period,
        net of tax of $5                            -            -          -           -                 8            -          8
                                                                                                                           --------
         Total comprehensive income                                                                                           2,762

     Purchase of 12,666 shares of
       treasury stock                               -            -          -           -                 -         (221)      (221)

     Cash dividends declared ($.51
       per share)                                   -            -          -      (1,021)                -            -     (1,021)
                                             --------     --------    -------   ---------         ---------     --------   --------
Balances at September 30, 2000               $      -       10,800      5,400      25,361            (1,930)      (2,340)    37,291
                                             ========    =========    =======   =========         =========     ========   ========

Balances at January 1, 2001                  $      -       10,800      5,400      25,894              (575)      (2,397)    39,122

Comprehensive income:

     Net Income                                     -            -          -       3,328                 -            -      3,328
     Other comprehensive income:
       Change in net unrealized
        gain (loss) on securities
        available for sale, net of tax
        of $954                                     -            -          -           -             1,851            -      1,851
                                                                                                                           --------
          Total comprehensive income                                                                                          5,179

     Purchase of 400 shares of
       treasury stock                               -            -          -           -                 -           (8)        (8)

     Cash dividends declared ($.34
       per share)                                   -            -          -        (680)                -            -       (680)
                                             --------     --------    -------   ---------         ---------     --------   --------
Balances at September 30, 2001               $      -       10,800      5,400      28,542             1,276       (2,405)    43,613
                                             ========     ========    =======   =========         =========     ========   ========

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                 Nine months ended September 30, 2001 and 2000
                            (dollars in thousands)

                                                                                          2001                2000
                                                                              ----------------         -----------
Net cash provided by operating activities                                       $        5,476               2,737

Investing activities:
     Securities available for sale:
        Sales                                                                           12,680                   -
        Purchases                                                                      (77,547)            (21,836)
        Maturities and repayments                                                       54,371               4,722
     Securities held to maturity:
        Purchases                                                                         (231)                  -
        Maturities and repayments                                                        2,754               5,166
     Net change in loans                                                               (11,810)            (13,406)
     Proceeds from sale of premises and equipment
           and other real estate                                                            59                 205
     Purchases of bank premises, equipment and software                                 (1,537)             (1,423)
     Net cash received from acquisition                                                  9,653                   -
                                                                                --------------         -----------
                       Net cash from investing activities                              (11,608)            (26,572)
                                                                                --------------         -----------

Financing activities:
     Net increase in deposits                                                           35,603                 771
     Other borrowed funds                                                                  983                   -
     Cash dividends paid                                                                (1,018)             (1,023)
     Purchase of treasury stock                                                             (8)               (204)
                                                                                --------------         -----------
                       Net cash from financing activities                               35,560                (456)
                                                                                --------------         -----------

                       Change in cash and cash equivalents                              30,106             (24,291)
Cash and cash equivalents at beginning of period                                        25,993              38,683
                                                                                --------------         -----------

Cash and cash equivalents at end of period                                      $       56,099              14,392
                                                                                ==============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                               $          936                 515
                                                                                ==============         ===========

Interest paid                                                                   $       11,710               6,190
                                                                                ==============         ===========

See accompanying notes to consolidated financial statements.

                      HENDERSON CITIZENS BANCSHARES, INC.

                  Notes to Consolidated Financial Statements

                              September 30, 2001

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

     The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Citizens National Bank and Peoples State Bank. The financial statements of Citizens National Bank are consolidated with its wholly owned subsidiaries, HCB Insurance Agency, Inc. and Community Development Corporation ("CDC"). Prior to the quarter ended September 30, 2001, Peoples State Bank was not part of the consolidated entity. See Note 3.

     Certain amounts in the prior financial statements have been reclassified to conform to the current presentation.

(2)  Recent Accounting Pronouncements
     --------------------------------

     The following pronouncements have been issued, and are listed together with the expected impact on the Company.

     In July 2001, the Financial Accounting Standards Board issued two statements--SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

     SFAS 141, Business Combinations--This statement eliminates the pooling method for accounting for business combinations. It requires that intangible assets that meet certain criteria be reported separately from goodwill and that negative goodwill arising from a business combination be recorded as an extraordinary gain.

     SFAS 142, Goodwill and Other Intangible Assets--This statement eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. It requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

     The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements. The standards are generally required to be implemented by the Company in its 2002 financial statements. In accordance with the new standards, goodwill recorded in connection with the Rusk County Bancshares, Inc. acquisition is not being amortized (see Note 3).

(3)  Acquisition
     -----------

     On July 2, 2001, the Company acquired all of the outstanding shares of Rusk
        County Bancshares, Inc. Henderson, Texas, ("RCBI") and its wholly owned indirect banking subsidiary, Peoples State Bank for a purchase price of $12,550,000 in cash. The results of operations of Peoples State Bank have been included in the Company's consolidated income statement since that date. This transaction was accounted for using the purchase method of accounting and initially resulted in goodwill of $4,580,000 being recorded. The process of obtaining third-party valuations of certain intangible assets has not been completed; thus, the allocation of the purchase price is subject to refinement. The following is condensed pro-forma information for the acquisition of RCBI. Had this transaction occurred previously on January 1, 2000, net interest income for the periods ended September 30, 2001 and 2000 would have been $11,775,000 and $10,704,000 respectively while net income for the same periods would have been $3,815,000 and $3,250,000. Basic earnings per share for the periods ended September 30, 2001 and 2000 would have been $1.91 and $1.62.

(4)  Securities
     ----------

     The amortized cost and estimated fair values of securities available for sale at September 30, 2001 and December 31, 2000, are summarized as follows (in thousands of dollars):

                                                                  September 30, 2001
                                        -----------------------------------------------------------------
                                                                Gross            Gross         Estimated
                                          Amortized          Unrealized       Unrealized          Fair
                                             Cost               Gains           Losses           Value
                                        --------------       -----------      ----------       ----------
     U.S. Treasury                       $       9,003               339               -            9,342
     U.S. Government agencies                   51,051               890             (24)          51,917
     Mortgage-backed securities and
       collateralized mortgage                 109,789             1,038            (228)         110,599
        obligations
                                        --------------       -----------      ----------       ----------
                                         $     169,843             2,267            (252)         171,858
                                         =============       ===========      ==========       ==========

                                                                  December 31, 2000
                                        -----------------------------------------------------------------
                                                                Gross            Gross         Estimated
                                          Amortized          Unrealized       Unrealized          Fair
                                             Cost               Gains           Losses           Value
                                        --------------       -----------      ----------       ----------
     U.S. Treasury                       $      18,015                66             (17)          18,064
     U.S. Government agencies                   63,468               116            (434)          63,150
     Mortgage-backed securities and
       collateralized mortgage                  74,578               181            (784)          73,975
        obligations
     Other securities                              504                 -               -              504
                                        --------------       -----------      ----------       ----------
                                         $     156,565               363          (1,235)         155,693
                                         =============       ===========      ==========       ==========

     The amortized cost and estimated fair values of securities held-to-maturity at September 30, 2001 and December 31, 2000 are summarized as follows (in thousands of dollars):

                                                                  September 30, 2001
                                        -----------------------------------------------------------------
                                                                Gross            Gross         Estimated
                                          Amortized          Unrealized       Unrealized          Fair
                                             Cost               Gains           Losses           Value
                                        --------------       -----------      ----------       ----------
     State and municipal                 $      42,190             1,170             (41)          43,319
     Mortgage-backed securities and
       collateralized mortgage                   5,570               104               -            5,674
        obligations
     Corporate                                   2,031                61               -            2,092
     Other securities                              187                 -              (3)             184
                                        --------------       -----------      ----------       ----------
                                         $      49,978             1,335             (44)          51,269
                                         =============       ===========      ==========       ==========


                                                                  December 31, 2000
                                        -----------------------------------------------------------------
                                                                Gross            Gross         Estimated
                                          Amortized          Unrealized       Unrealized          Fair
                                             Cost               Gains           Losses           Value
                                        --------------       -----------      ----------       ----------
     State and municipal                 $      42,563               344            (519)          42,388
     Mortgage-backed securities and
       collateralized mortgage                   6,423                 -             (33)           6,390
        obligations
     Corporate                                   2,047                 -             (22)           2,025
     Other securities                              212                 -              (5)             207
                                        --------------       -----------      ----------       ----------
                                         $      51,245               344            (579)          51,010
                                         =============       ===========      ==========       ==========

                      HENDERSON CITIZENS BANCSHARES, INC.

                  Notes to Consolidated Financial Statements

                              September 30, 2001

(5)  Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the Company's loan portfolio is as follows (in thousands of dollars)

                                                   September 30,  December 31,
                                                       2001          2000
                                                   ------------   ------------
               Real estate mortgage                $    112,590         88,055
               Commercial and industrial                 60,756         51,026
               Installment and other                     41,065         33,219
                                                   ------------   ------------
                         Total                          214,411        172,300

               Less:
                  Allowance for loan losses              (2,932)        (2,355)
                  Unearned discount                         (18)           (63)
                                                   ------------   ------------
                         Loans, net                $    211,461        169,882
                                                   ============   ============

     Changes in the allowance for loan losses for the three months and nine months ended September 30, 2001 and 2000 summarized as follows (in thousands of dollars):

                                                            Three months ended               Nine months ended
                                                               September 30,                    September 30,
                                                        ---------------------------      ---------------------------
                                                          2001              2000          2001              2000
                                                        ---------          --------      --------        ----------
     Balance, beginning of period                       $   2,376             2,352      $  2,355             2,200
       Provision charged to operating expense                 159                90           389               280
       Addition from acquisition                              536                 -           536                 9
       Charge offs:
          Commercial, financial, and agriculture                -                (6)          (77)              (39)
          Real estate-mortgage                                  -                 -           (31)              (19)
          Installment loans to individuals                   (221)             (142)         (433)             (330)
     Recoveries:
          Commercial, financial, and agriculture                -                17             6               102
          Real estate-mortgage                                  -                 -             -                 -
          Installment loans to individuals                     82                57           187               165
                                                        ---------          --------      --------        ----------
               Balance, September 30                    $   2,932             2,368      $  2,932             2,368
                                                        =========          ========      ========        ==========

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
    FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Recent Developments
-------------------

On July 10, 2001, Citizens National Bank entered into a Branch Purchase and Assumption Agreement with Jefferson Heritage Bank to purchase the Spring Hill and White Oak facilities at Longview and White Oak, Texas. At the close of business on October 5, 2001, these two facilities were converted to full-service branch locations of Citizens National Bank.

On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc., Henderson, Texas ("RCBI") common stock (including shares acquired upon exercise of stock options) for a purchase price of $12,550,000 in cash, representing 1.57 times RCBI's book value at December 31, 2000, and 20.95 times 2000 earnings. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $61,889,000 and total deposits of $50,649,000. The three banking offices of Peoples State Bank, Henderson, Texas, previously a wholly owned subsidiary but separate bank charter, are now being operated as full-service branches of Citizens National Bank since completion of the merger on October 25, 2001. It is not anticipated that the merger will result in any diminution of products and services currently available to customers of Peoples State Bank or Citizens National Bank. It is anticipated, however, that the merger will generate certain operational efficiencies by operating under one bank charter rather than two separate charters regulated by different regulatory authorities.

Results of Operations
---------------------

Net income for the first nine months of 2001 increased to $3,328,000 compared to $2,754,000 for the same period in 2000. Net interest income for the nine months ended September 30, 2001 was $9,929,000 compared to $8,682,000 for the same period in 2000. The Company made a provision of $389,000 to the allowance for loan losses during the first nine months of 2001. A provision of $280,000 was made for loan losses during the same period in 2000. The Company experienced a net gain on securities transactions of $65,000 in the first nine months of 2001 compared to no net gain or loss on securities transactions in the first nine months of 2000. Noninterest income, excluding net gains on securities transactions, for the first nine months of 2001 was $5,207,000 compared to $4,318,000 for the same period in 2000. Total noninterest expenses for the first nine months of 2001 were $10,886,000 compared to $9,570,000 for the same period in 2000. Income tax expense for the first nine months of 2001 and 2000 was $598,000 and $396,000, respectively.

        Net Interest Income.  For the nine months ended September 30, 2001, net
        -------------------
interest income was $9,929,000 compared to $8,682,000 for the first nine months of 2000. Interest income was up $2,811,000 during the nine months ended September 30, 2001, primarily due to growth as a result of the acquisition of Peoples State Bank in July of 2001 and an increase in loan volumes. Interest expense increased $1,564,000 due to the higher volume of time deposits in the first nine months of 2001 as compared to the same period in 2000 combined with the growth as a result of the acquisition of Peoples State Bank.

Net interest income for the three-month period ended September 30, 2001 was $3,755,000 compared to $2,840,000 in 2000. Interest income was up $1,241,000 for the three months ended September 30, 2001, due largely to the growth from the acquisition of Peoples State Bank in July of 2001 combined with an increase in the volume of loans and interest bearing deposits with other financial institutions. Interest expense increased $326,000 due to growth resulting from the acquisition of Peoples State Bank offset by interest rates that were approximately 64 basis points lower in the three-month period ended September 30, 2001, as compared to the same period in 2000.

        Provision for Loan Losses.  The provision for loan losses was $389,000
        -------------------------
for the first nine months of 2001 compared to $280,000 for the first nine months of 2000. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Allowance for Loan Losses" for a more detailed discussion relative to the provision for loan losses.

For the three-month period ended September 30, 2001, the Company increased its allowance through a provision of $159,000. The Company increased its allowance for loan losses during the same period in 2000 by a provision of $90,000.

        Noninterest Income.  Noninterest income, excluding securities
        ------------------
gains/losses, was $5,207,000 for the first nine months of 2001 as compared to $4,318,000 in the first nine months of 2000. This increase is the result of increases in service charges primarily due to an increase in fees collected for
insufficient funds and increases in trust fee income.   The Company experienced
a net gain on securities transactions of $65,000 for the first nine months of 2001 compared to no net gain or loss on securities transactions for the first nine months of 2000.

For the three months ended September 30, 2001, noninterest income, excluding securities gains was $1,933,000 compared to $1,325,000 for the same period in 2000. The Company experienced a net gain on securities of $52,000 for the three months ended September 30, 2001, compared to no net gain/loss on securities during the same period in 2000.

        Noninterest Expenses.  Noninterest expenses for the nine-month period
        --------------------
ended September 30, 2001 were $10,886,000 compared to $9,570,000 during the same period in 2000. The increase in other expenses is due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the continued growth of the Marshall branch that opened in December of 1999, the acquisition of the Preston Insurance Agency in April of 2000, the opening of the Athens branch in December of 2000, and the acquisition of Peoples State Bank in July of 2001. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties.

Noninterest expenses for the three-month period ended September 30, 2001 were $4,053,000 compared to $3,121,000 during the same period in 2000. The increase is a result of the same activities noted in the previous paragraph for the first nine months of 2001.

        Income Taxes.  Income tax expense for the first nine months of 2001 was
        ------------
$598,000, compared to $396,000 in the same period in 2000. The effective tax rates for the first nine months of 2001 and 2000 were 15.2% and 12.6%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended September 30, 2001 and September 30, 2000 were $228,000 and $86,000 respectively. The effective tax rates for the three-month periods ended September 30, 2001 and September 30, 2000 were 14.9% and 9.0%.

Financial Condition
-------------------

The Company's total assets at September 30, 2001 of $517,450,000 increased from the total assets at December 31, 2000 of $423,644,000. The acquisition of Peoples State Bank in July of 2001 accounted for approximately $60,146,000 of the increase in total assets. The Company's loan portfolio grew to $211,461,000
at September 30, 2001, up from $169,882,000 at December 31, 2000.   The
acquisition of Peoples State Bank accounted for $29,266,000 of the increase in total loans. Total deposits were $465,374,000 at September 30, 2001, compared to the December 31, 2000 total of $379,122,000. The acquisition of Peoples State Bank accounted for $48,619,000 of the increase in total deposits as of September 30, 2001.

Deposits and Other Borrowings
-----------------------------

Total deposits at September 30, 2001 increased from the December 31, 2000 balances by $86,252,000. The acquisition of Peoples State Bank accounted for approximately $48,619,000 of the increase as of September 30, 2001. Growth at the Marshall branch, which opened in December 1999, combined with growth at the Athens branch, which opened in December 2000, accounted for approximately $16,075,000 of this increase. There were also increases to money market accounts and time deposits as customers took advantage of the tiered money market account that is indexed to the three-month Treasury bill.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At September 30, 2001, amounts payable under this note totaled $2,131,000.

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

Cash and cash equivalents increased $30,106,000 from $25,993,000 at December 31, 2000 to $56,099,000 at September 30, 2001. Cash and cash equivalents represented 10.8% of total assets at September 30, 2001 compared to 6.1% of total assets at December 31, 2000. This increase was due mainly to an increase in deposits of $35,603,000 combined with additional deposits of $50,649,000 due to the acquisition of Peoples State Bank. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first nine months of 2001 were the net increase in deposits of $35,603,000, securities purchases of $77,778,000 and securities maturities and repayments of $57,125,000.

Capital Resources
-----------------

At September 30, 2001, stockholders' equity totaled $43,613,000, or 8.4% of total assets, compared to $39,122,000, or 9.2% of total assets, at December 31, 2000.

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

The tables below set forth the Consolidated and Citizens National Bank only capital ratios as of September 30, 2001 and December 31, 2000.

                                             Consolidated   Bank Only
                                             -------------  ----------
September 30, 2001
------------------
Tier 1 capital to risk-weighted assets ratio      13.9%       13.4%
Total capital to risk-weighted assets ratio       15.1        14.6
Leverage ratio                                     6.9         6.4

December 31, 2000
-----------------
Tier 1 capital to risk-weighted assets ratio      17.5%       17.0%
Total capital to risk-weighted assets ratio       18.6        18.1
Leverage ratio                                     8.8         8.7


As of September 30, 2001 and December 31, 2000, Citizens National Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to September 30, 2001 and December 31, 2000 that would change the Company's or the Citizens National Bank's capital categories.

Loans
-----

The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $214,411,000 at September 30, 2001 compared to $172,300,000 at December 31, 2000.

As can be seen in the table in Note 4 above, an increase of approximately 19.1% in commercial and industrial loans, an increase of approximately 27.9% in real estate loans, and an increase of 23.6% in installment loans occurred during the first nine months of 2001. As of September 30, 2001, the acquisition of Peoples State Bank in July 2001 has contributed to an increase in total loans of approximately $28,760,000. The opening of the Athens branch in December 2000 has contributed to an increase in total loans of approximately $6,477,000.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at September 30, 2001 and December 31, 2000 was 1.37% and 1.38% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at September 30, 2001 represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio, and the consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three and nine months ended September 30, 2001 totaled $159,000 and $389,000 compared to $90,000 and $280,000 for the three and nine months ended September 30, 2000. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for loan growth, particularly higher risk commercial and installment loans.

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

The following is a summary of the Company's problem loans as of September 30, 2001 and December 31, 2000.

                                                 September 30,     December 31,
                                                     2001               2000
                                                 -------------    ------------
                                                   (dollars in thousands)

Nonaccrual loans                                         $  74              241
Restructured loans                                           -            1,216
Other impaired loans                                         -                -
Loans past due 90+ days and still accruing                  95               18
                                                 -------------     ------------
          Total non-performing loans                     $ 169            1,475
                                                 =============     ============

Other potential problem loans                            $  --               --
                                                 =============     ============

Other non-performing assets, other
 real estate owned                                       $  90               10
                                                 =============     ============

Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 52.5% at September 30, 2001) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in Note 4 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 80% of the total as of September 30, 2001 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of September 30, 2001, floating rate securities made up 74% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 43% of total assets at September 30, 2001. The investment portfolio totaled $221,836,000 at September 30, 2001, up from $206,938,000 at December 31, 2000. This increase resulted due to the combination of excess cash and fed funds being invested in available for sale securities for increased yields and the acquisition of Peoples State Bank.

Recent Accounting Pronouncements
---------------------------------

The following pronouncements have been issued, and are listed together with the expected impact on the Company.

In July 2001, the Financial Accounting Standards Board issued two statements-- SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

SFAS 141, Business Combinations--This statement eliminates the pooling method for accounting for business combinations. It requires that intangible assets that meet certain criteria be reported separately from goodwill and that negative goodwill arising from a business combination be recorded as an extraordinary gain.

SFAS 142, Goodwill and Other Intangible Assets--This statement eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life. It requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements. The standards are generally required to be implemented by the Company in its 2002 financial statements. In accordance with the new standards, goodwill of $4,580,000 recorded in connection with the Rusk County Bancshares, Inc. acquisition is not being amortized.

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

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

   Form 8-K, reflecting the acquisition of Rusk County Bancshares, Inc. and its subsidiary Peoples State Bank, was filed on July 16, 2001, and Form 8-KA was
filed on September 20, 2001.   Form 8-K, reflecting the Company's change in
accountant, was filed on October 26, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             HENDERSON CITIZENS BANCSHARES, INC.


Date: November 13, 2001        By: /s/ Milton S. McGee, Jr.
      -----------------            ------------------------------
                                   Milton S. McGee, Jr., CPA
                                   President




Date: November 13, 2001        By: /s/ Rebecca G. Tanner
      -----------------           -------------------------------
                                  Rebecca G. Tanner, CPA
                                  Vice President, Treasurer, Chief
                                  Financial Officer and Chief Accounting Officer