Form 10-K405
period 2001-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 2002-03-29
CIK 878355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
                  For the fiscal year ended: December 31, 2001

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the price of the voting stock in the most recent sale transaction, which occurred on February 13, 2002, was $25,296,898.00. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Further, the shares of registrant held in trust by Citizens National Bank, Henderson, Texas, are assumed to be held by an affiliate of the registrant. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Number of shares outstanding of the registrant's common stock, as of March 1, 2002: 1,994,218.

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

     The Company also indirectly owns one hundred percent (100%) of the issued and outstanding shares of the $5.00 par value per share common stock (the "Bank Stock") of Citizens National Bank, Henderson, Texas (the "Bank").

     The Company's primary activity is to provide assistance to the Delaware BHC and the Bank in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to the Delaware BHC and the Bank. The Delaware BHC and the Bank operate under the day-to-day management of their own officers, and each entities' individual boards of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of the Delaware BHC and the Bank. See "ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." The Company conducts no activity other than the operation of the Delaware BHC and, indirectly, the Bank. The Company derives its revenues primarily from the operation of the Bank in the form of dividends paid from the Bank to the Delaware BHC and by the Delaware BHC to the Company. In addition, the Company may receive tax benefits from any future losses of the Bank.

     Neither the Company nor the Delaware BHC engages in any nonbanking activities at this time. If, in the future, the Company proposes to engage in any nonbanking activities through these corporations, it would be restricted to those nonbanking activities permitted under applicable law or regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As of December 31, 2001, the Company had, on a consolidated basis, total assets of approximately $526,185,000, total deposits of approximately $473,730,000, total loans (net of unearned discount and allowance for loan losses) of approximately $212,665,000, and total stockholders' equity of approximately $43,934,000.

The Delaware BHC
----------------

     The Delaware BHC is a wholly owned subsidiary of the Company, organized in 1991 under the laws of the State of Delaware for the purpose of becoming an intermediate bank holding company. The Delaware BHC owns 1,080,000 shares (100%) of the issued and outstanding Bank Stock.

     The primary purpose of the Delaware BHC is to limit the Texas franchise tax liability of the Company. The Delaware BHC does not conduct any operations other than providing assistance to the Bank and will derive its revenues primarily from the operation of the Bank in the form of dividends.

Recent Developments
-------------------

     During 2001, the Company purchased 798 shares of its common stock from three shareholders at an average cost of $20.00 per share. These were privately negotiated transactions. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

     On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc., Henderson, Texas ("RCBI") common stock (including shares acquired upon exercise of stock options) for a purchase price of $12,550,000 in cash, representing 1.57 times RCBI's book value at December 31, 2000, and 20.95 times 2000 earnings. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $62,635,000 and total deposits of $50,919,000. The three banking offices of Peoples State Bank, Henderson, Texas, previously a wholly-owned subsidiary but separate bank charter, are now being operated as full-service branches of the Bank since completion of the merger of the Peoples State Bank with and into the Bank effective October 25, 2001.

     On October 5, 2001, the Bank purchased certain assets and assumed certain liabilities associated with the branches of Jefferson Heritage Bank, Denton, Texas, located at 3600 Gilmer Road, Longview, Texas and 603 South White Oak Road, White Oak, Texas. To acquire these branches, the Bank paid an aggregate cash purchase price equal to the sum of (i) the value of the assets of the branches purchased minus the value of the liabilities of the branches assumed as of October 5, 2001, and (ii) a premium of $998,000. The acquisition of these branches resulted in an increase in total assets of the Bank of $62,635,000 and total deposits of $50,919,000 as of October 5, 2001.

     On December 14, 2001, the Bank entered into a Branch Purchase and Assumption Agreement with Cedar Creek Bank, Seven Points, Texas, to purchase two branches of Cedar Creek Bank in Corsicana, Texas. On February 20, 2002, the Bank received approval from the Office of the Comptroller of Currency (the "Comptroller") for the purchase and assumption of the two branches and it is anticipated that this acquisition will be consummated at the close of business on April 26, 2002. To acquire these branches, the Bank is to pay an aggregate cash purchase price equal to the sum of (i) the value of the assets of the branches purchased minus the value of the liabilities of the branches assumed as of the closing date, and (ii) a premium of $1,157,000. The acquisition of these branches is anticipated to result in an increase in total assets of the Bank of approximately $15,916,000 and total deposits of $15,431,000.

The Bank
--------

     General.
     -------

     The Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Comptroller, and was originally located at 101 East Main Street, Henderson, Texas. In 1973, the Bank moved to its current location at 201 West Main Street. The Bank operates a total of 14 full-service locations in Gregg County, Harrison County, Henderson County, Marion County and Rusk County, Texas. In addition, the Bank operates a trust and loan production office in Corsicana, Texas. At December 31, 2001, the Bank had approximately $525,974,000 in assets, $474,379,000 in deposits, $212,665,000 in loans (net of unearned discount and allowance for loan losses), and $43,600,000 in shareholder's equity. The Bank is regulated and supervised by the Comptroller.

     Services. The Bank is a full service bank offering a variety of services to
     --------
satisfy the needs of the consumer and commercial customers in the areas it serves. The Bank offers most types of loans, including commercial, agribusiness, consumer, mortgage, home equity, and real estate loans. The Bank also provides a wide range of consumer banking services, including savings and checking accounts, Master Money debit card, various savings programs, individual retirement accounts, safe deposit boxes, and automated teller machines. The Bank also offers trust services and automated clearinghouse payroll services. The Bank offers a wide array of investment products, such as annuities, mutual funds and discount brokerage services, to its customers. The Bank also offers a 24 hour automated telephone account inquiry system and a loan-by-phone automated system. Saturday banking services are provided at virtually all of the Bank's offices.

     The Bank operates a Community Development Corporation as a subsidiary of the bank, which offers affordable housing to lower income persons in Rusk County, Marion County and Henderson County, Texas.

     The Bank also offers insurance products through HCB Insurance Agency, Inc., a wholly-owned subsidiary of the Bank.

     Competition. The Bank serves a large portion of the East Texas area with
     -----------
offices in Henderson, Overton, Mount Enterprise and Tatum, which includes Rusk County, Jefferson, which includes Marion County, Athens, Malakoff and Chandler, which includes Henderson County, and Waskom and Marshall which includes Harrison County, and Longview, Spring Hill, and White Oak in Gregg County. The activities in which the Bank engages are competitive. Each engaged activity involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. In addition to competing with other commercial banks within and outside their primary service areas, the Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds and securities brokers. The Bank also competes with suppliers of equipment in furnishing equipment financing and leasing services.

     Environmental Compliance. There are several federal and state statutes that
     ------------------------
govern the rights and obligations of financial institutions with respect to environmental issues. Besides being directly liable under these statutes for its own conduct, a bank may also be held liable under certain circumstances for actions of borrowers or other third parties on property that is collateral for a loan held by the bank. Such potential liability under the environmental statutes may far exceed the original amount of a loan made by the bank secured by the property. Currently, the Bank is not a party to any pending legal proceedings under any environmental statute, nor is the Company aware of any instances that may give rise to such liability of the Bank.

     Employees. At December 31, 2001, the Bank employed approximately 214
     ---------
full-time and 48 part-time employees.

     The Banking Industry in East Texas. The banking industry is affected by
     ----------------------------------
general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company's control. During the mid to late 1980's, declining oil prices had an indirect effect on the Company's business, and the deteriorating real estate market cause a significant portion of the increase in the Company's nonperforming assets during that period. During the early 1990's, the East Texas economy entered into a recovery and growth period that continued until early to mid-2001. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. One area of concern continues to be the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company's net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

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

     Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act"), expands the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Among the activities that are deemed "financial in nature" are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities, and activities that the Federal Reserve Board considers to be closely related to banking. A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the FDICIA prompt corrective action provisions (See "Bank Regulation" below), is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act. In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. Applicable law and regulation provide, however, that the amount of such investments are generally limited to 45% of the total assets of the bank, and such investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and such a subsidiary are subject to certain limitations. (See generally, the discussion of Transactions with Affiliates described under "Bank Regulation" below.)

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

     The Comptroller, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the "FDIC") have adopted risk-based capital guidelines, which set forth the calculation of banks and bank holding companies' capital to asset ratios by assigning a weight to all assets, including off-balance-sheet assets, and by defining the components that may be included in capital. The guidelines establish a capital ratio that compares an institution's qualifying capital base (the numerator of the risk-based capital) to its risk-weighted assets (the denominator of the ratio).

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

     Banks and bank holding companies are required to maintain a ratio of total capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets ("Tier 1 Capital Ratio") of at least 4.0%. Under these guidelines, the Company had a Total Capital Ratio of 15.12% and a Tier 1 Capital Ratio of 13.87% at December 31, 2001. The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

     In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage Capital Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Capital Ratio of at least 4.0% for all other banks. The Comptroller, the FDIC and the Federal Reserve Board define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets are comprised of total assets less intangible assets. As of December 31, 2001, the Company's Leverage Capital Ratio was 6.74%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangible assets not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2001, the Federal Reserve Board had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

     As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company's ability to pay cash dividends depends upon the cash dividends it receives from the Bank through the Delaware BHC. The Company's only significant sources of income are (i) dividends paid by the Bank and (ii) the tax savings, if any, that result from the filing of consolidated income tax returns for the Company, the Delaware BHC and the Bank. The Company must pay all of its operating expenses from funds received by it from the Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company's operating expenses. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

     The ability of the Company to pay dividends is further restricted by the requirement that it maintain an adequate level of capital, on a consolidated basis, in accordance with guidelines of the Federal Reserve Board. Funds available for payment of dividends to its shareholders and other expenses will be provided primarily from dividends to the Company from the Delaware BHC, which will in turn, be received by the Delaware BHC from the Bank. The ability of the Bank to pay dividends is restricted by provisions of the National Bank Act. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- Dividends."

     Bank Regulation. The Bank is chartered under the National Bank Act and is
     ---------------
subject to regulation, supervision and examination by the Comptroller and to regulation by both the Federal Reserve Board and the FDIC. The majority of the Bank's operations and activities are subject to regulation and supervision by one or more of the regulatory authorities noted above. For example, activities and operations of the Bank such as (i) extension of credit and lending activities, (ii) deposit collection activities; (iii) dividend payments; (iv) branch office operations; and (v) interstate expansion are regulated by at least one or more of these regulatory agencies. The following is a summary of certain restrictions that are applicable to the operations of the Bank:

     Transactions with Affiliates. With respect to the federal legislation applicable to the Bank, the Federal Reserve Act, as amended by the Competitive Equality Banking Act of 1987, prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of such transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered or would apply to nonaffiliated companies. In addition, certain transactions, referred to as "covered transactions," between the Bank and its affiliates may not exceed 10% of the Bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank, including the Company and the Delaware BHC, are deemed to be affiliates of the Bank.

     Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other requirements, such loans must be approved by the Bank's board of directors in advance and must be on terms and conditions as favorable to the Bank as those available to unrelated persons.

     Regulation of Lending Activities. Loans made by the Bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, the Texas Consumer Credit Code, the Texas Consumer Protection Code, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower and penalties to the Bank are provided for failure of the Bank to comply with such laws and regulations.

     Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide, subject to prior regulatory approval. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of the Bank's facilities and within its market areas. If other banks were to establish branch facilities near the Bank or any of its facilities, it is uncertain whether such branch facilities would have a materially adverse effect on the business of the Bank.

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

     Dividends. All dividends paid by the Bank are paid to the Company, the sole indirect shareholder of the Bank, through the Delaware BHC. The general dividend policy of the Bank is to pay dividends at levels consistent with maintaining liquidity and preserving applicable capital ratios and servicing obligations of the Company. The dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy, compliance with applicable statutory and regulatory requirements and general business conditions.

     The ability of the Bank to pay dividends is restricted by provisions of the National Bank Act. Under the National Bank Act, the Bank generally may pay dividends to the extent of net profits. The prior approval of the Comptroller, or his designee, however, is required for any dividend by any national bank if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits (as defined) for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The Comptroller also has the authority to prohibit a national bank from engaging in any activity that, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the Comptroller may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the Comptroller and the Federal Reserve Board have expressed the view that national banks and bank holding companies should refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

     The ability of the Bank to pay dividends is also restricted by the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the Comptroller and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and Leverage Capital Ratios of at least 3.0% for the most highly rated, financially sound banks and at least 4.0% for all other banks. Under the regulations, at December 31, 2001, the Bank had capital ratios as follows:


        Tier 1                    Total                    Leverage
     Capital Ratio            Capital Ratio              Capital Ratio
     -------------            -------------              -------------
         13.73%                   14.98%                      6.72%

See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS-- Dividends."

     The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank's ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured.

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

     FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be "well capitalized" if it has a Total Capital Ratio of 10% or more, a Tier 1 Capital Ratio of 6% or more and a Leverage Capital Ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be "adequately capitalized" if it has a Total Capital Ratio of 8% or more, a Tier 1 Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Capital Ratio of 3% or more). Under such regulations, a bank is deemed to be "undercapitalized" if it has a Total Capital Ratio of less than 8%, a Tier 1 Capital Ratio of less than 4% or a Leverage Capital Ratio of less than 4%. Under such regulations, a bank is deemed to be "significantly undercapitalized" if it has a Total Capital Ratio of less than 6%, a Tier
1 Capital Ratio of less than 3% and a Leverage Capital Ratio of less than 3%. Under such regulations, a bank is deemed to be "critically undercapitalized" if it has a Leverage Capital Ratio of less than or equal to 2%. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position (but not to "critically undercapitalized") if it receives a less-than-satisfactory examination rating by its examiners with respect to its asset quality, management, earnings or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

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

     Deposit Insurance. Under the FDIC's risk-based insurance assessment system, each insured bank is placed in one of nine "assessment risk classifications" based on its capital classification and the FDIC's consideration of supervisory evaluations provided by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which the FDIC has classified it. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC are subject in 2001 to 0% assessment, and banks classified as weakest by the FDIC are subject to an assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2001 to a debt service assessment of $1.90 per one hundred dollars of deposits to help recapitalize the Savings Association Insurance Fund of the FDIC. Under these assessment criteria, the Bank is required to pay annual deposit premiums to the FDIC in the amount of $1.90 per hundred dollars of deposits. The Bank's deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

     FIRREA. The Financial Institution Reform, Recovery and Enforcement Act of
     ------
1989 ("FIRREA") was signed into law on August 9, 1989. This legislation includes various provisions that affect or may affect the Company, the Delaware BHC and the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company's affiliated banks, which in effect makes a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist such company's failing or failed bank subsidiaries.

     In addition, pursuant to FIRREA, any depository institution that is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the board of directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. The Bank is not currently subject to any such requirements.

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

     Governmental Monetary Policies. The commercial banking business is affected
     ------------------------------
not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve Board. Those monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Bank, therefore, cannot be predicted accurately.

     Management of the Company and the Bank cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and polices and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

     The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies.

ITEM 2.  PROPERTIES

     The Bank owns its main banking office and thirteen branch offices, and leases two facilities--one for a trust and loan production office and the other for an insurance agency. The main office is a two-story, 33,000-square-foot office building located at 201 West Main Street, Henderson, Texas, and is the location where the majority of the Bank's business is conducted. It is also the location where the Company's offices are located. There is a six-lane drive-in facility located directly behind the Bank's main office. An automated teller machine ("ATM") is also located in a separate building at this address. The Bank has six additional ATMs in Henderson, Texas, with one located at the branch office in Henderson at 2320 Hwy 79 South and five located as follows: (i) in a convenience store at 321 State Highway 64 West, (ii) in a convenience store at 1414 West Main Street, (iii) in the local hospital at 300 Wilson Street, (iv) in a convenience store at 2117 Highway 79 South, and (v) in a convenience store at 411 Highway 79 South.

     The Bank has thirteen branch offices, one trust and loan production office, and one insurance agency. The South 79 branch office is located at 2320 Highway 79 South, Henderson, Texas. The South 79 branch office contains approximately 7,100 square feet and has a six-lane drive-in facility. The South 79 office also has an ATM located at this address. The Overton branch office is located at 307 South Commerce Street, Overton, Texas. The Overton branch has approximately 1,100 square feet, one drive-in lane and one ATM. The Overton branch also maintains an ATM at Kilgore College in Kilgore, Texas. The Mount Enterprise branch office is located on Highway 84 in Mount Enterprise, Texas. The Mount Enterprise branch facility has approximately 9,000 square feet, a two-lane drive-in facility, and one ATM. The Jefferson branch office is located at 109 East Broadway, Jefferson, Texas. The Jefferson branch office contains approximately 7,000 square feet and three drive-in lanes. An ATM is located behind the Jefferson branch office at 109 East Broadway. The Jefferson branch also maintains an ATM located at a convenience store at 105 South Walcott and in a grocery store at 404 E. Broadway, Jefferson, Texas. The Malakoff branch is located at 115 West Royall Boulevard, Malakoff, Texas. The Malakoff branch facility has approximately 10,000 square feet, a three-lane drive-in facility and one ATM. The Chandler branch office is located at 105 Highway 31 East, Chandler, Texas. The Chandler branch office contains approximately 3,200 square feet, one drive-in lane and an ATM. A speed of service drive-in facility with three drive-in lanes and one drive up ATM is located at 230 Highway 31 East, Chandler, Texas. The Waskom branch is located at 745 Spur 156, Waskom, Texas. The Waskom branch office contains approximately 6,000 square feet with one drive-in lane attached to the building. One remote drive-in lane and one drive up ATM are also located on the same property. The Waskom branch also has an ATM located in a convenience store at Spur 156. The Marshall branch is located at 1708 East End Boulevard North, Marshall, Texas. The Marshall branch office contains approximately 4,000 square feet with four drive-in lanes and one ATM at the branch location. The Marshall branch also has one ATM located in a convenience store at 401 Pinecrest. The Athens branch is located at 739 E. Tyler Street, Athens, Texas. The Athens branch office contains approximately 3,600 square feet with four drive-in lanes and one ATM at the branch location. The Lakeport branch office is located at 5001 Estes Parkway, Longview, Texas. The Lakeport branch office contains approximately 2,700 square feet with three drive-in lanes and one drive up ATM also located on the same property. The Tatum branch office is located at the intersection of Hwy 149 and Hill Street, Tatum, Texas. The Tatum branch office has approximately 1,400 square feet with two drive-in lanes and one ATM at the branch location. The Spring Hill branch office is located at 3600 Gilmer Road, Longview, Texas. The Spring Hill branch office contains approximately 2,400 square feet with two drive-in lanes and one ATM at the branch location. The White Oak branch office is located at 603 S. White Oak Road, White Oak, Texas. The White Oak branch office contains approximately 1,000 square feet with one drive-in lane and one ATM at the branch location. The trust and loan production office is located at 400 W. Collin Street, Corsicana, Texas. This office is in a leased building that has approximately 4,000 square feet. The insurance agency is located at 132 N. Marshall Street, Henderson, Texas. This office is in a leased building that has approximately 3,100 square feet.

     There are no encumbrances on the properties discussed above.

ITEM 3.  LEGAL PROCEEDINGS

     To the knowledge of management of the Company, excepting litigation in the ordinary course of business, there are no material legal proceedings that have been brought or threatened against the Company, the Delaware BHC or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A vote of the shareholders of the Company was not taken during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                MARKET FOR STOCK

     There is no established public market for the shares of the $5.00 par value per share common stock of the Company (the "Company Stock"). The following table shows (i) the high and low sales price for each sale of the common stock of the Company indicated for which the management of the Company had knowledge of the prices involved through March 1, 2002, (ii) the number of such transactions for the periods indicated, and (iii) the total number of shares traded in such transactions. THESE PRICES REFLECT ONLY THE TRANSACTIONS WITH RESPECT TO WHICH MANAGEMENT OF THE COMPANY HAS KNOWLEDGE OF THE PURCHASE PRICE. TRADE PRICES ARE REPORTED ON AN INFORMAL BASIS, AND NO INDEPENDENT VERIFICATION OF THE TRADE PRICES HAS BEEN MADE. THEY ARE THE RESULT OF ISOLATED TRANSACTIONS AND ARE NOT NECESSARILY INDICATIVE OF THE ACTUAL OR MARKET VALUE OF SUCH SECURITIES.

                                                Company Stock
                         -------------------------------------------------------------------
                                                          NUMBER OF            NUMBER OF
                                                         TRANSACTIONS            SHARES
2002                         LOW           HIGH          REPRESENTED          REPRESENTED
----                     -----------    -----------   ------------------   -----------------
First Quarter
(Through March
1, 2002)                    22.00          27.00              5                  4,082

2001
----
First Quarter                N/A            N/A               -                    -

Second Quarter               N/A            N/A               -                    -

Third Quarter               17.50          20.00              1                   400

Fourth Quarter              20.00          20.00              4                   923

2000
----
First Quarter               17.50          17.50              6                  10,666

Second Quarter              17.50          17.50              4                  2,002

Third Quarter               17.50          17.50              5                  2,180

Fourth Quarter              17.50          17.50              3                  3,258


          As of March 1, 2002, there were 396 shareholders of record.

                                    DIVIDENDS

     The Company paid three quarterly dividends on the Company stock during 2001. On January 2, 2001, the Company paid a dividend on the Company Stock that approximated $339,000 (or $0.17 per share). On March 31, 2001, the Company paid a dividend on the Company stock that approximated $339,000 (or $0.17 per share). On September 30, 2001 the Company paid a dividend on the Company Stock that approximated $339,000 (or $0.17 per share). The amount and timing of future dividend payments will be determined by the Board and will depend upon a number of factors, including the extent of funds legally available therefor and the earnings, business prospects, acquisition opportunities, cash needs, financial condition and regulatory and capital requirements of the Company, the Delaware BHC and the Bank.

     During 2000, the Company paid four quarterly dividends on the Company Stock. On January 2, 2000, the Company paid a dividend on the Company stock that approximated $342,000 (or $0.17 per share). On March 31, 2000, the Company paid a dividend on the Company Stock that approximated $340,000 (or $0.17 per share). On June 30, 2000, the Company paid a dividend on the Company Stock that approximated $340,000 (or $0.17 per share). On September 30, 2000, the Company paid a dividend on the Company Stock that approximated $340,000 (or $0.17 per share).

     As a bank holding company, the Company's ability to pay dividends depends upon the dividends it receives from the Delaware BHC. Dividends paid by the Delaware BHC will, in turn, depend on the ability of the Bank to pay dividends. The ability of the Bank to pay dividends is restricted by provisions of the National Bank Act.

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

     The ability of the Company, the Delaware BHC, and the Bank to pay dividends is also restricted by the requirement that they maintain adequate levels of capital (on a consolidated basis, in the case of the Company and the Delaware
BHC) in accordance with guidelines promulgated from time to time by the Comptroller, in the case of the Bank, and the Federal Reserve Board, in the case of the Company and the Delaware BHC. The Comptroller, the Federal Reserve Board and the FDIC have adopted risk-based capital guidelines. Federal Reserve Board guidelines require the Company to maintain a Tier 1 Capital Ratio of at least 4.0%, a Total Capital Ratio of at least 8.0% and a Leverage Capital Ratio of at least 4.0%. The Company's Tier 1 Capital, Total Capital Ratio and Leverage Capital Ratio at December 31, 2001 were 13.87%, 15.12% and 6.74%, respectively, and thus were above the regulatory minimums. See "ITEM 1. BUSINESS -- Supervision and Regulation." As of December 31, 2001, neither the Company nor the Bank had entered into any agreement with any regulatory authority requiring the Company or the Bank to maintain higher ratios than regulations normally require. The ability of the Company (as a Texas corporation) to pay dividends is restricted by Texas law, which provides that a corporation may pay dividends only out of unreserved and unrestricted earnings surplus of the corporation and is directly tied to the Bank's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2001.

                                                                               At December 31,
                                                   ------------------------------------------------------------------
(Dollars in thousands, except per share amounts)        2001 (1)      2000 (2)      1999         1998 (3)      1997
                                                   ------------------------------------------------------------------
Balance Sheet Data:
Total assets                                            $526,185      423,644      393,962       386,919     358,493
Loans, net                                               212,665      169,882      144,197       129,263     106,061
Allowance for credit losses on loans                       3,205        2,355        2,200         1,701       1,249
Total deposits                                           473,730      379,122      355,423       345,720     322,107
Shareholders' equity                                      43,934       39,122       35,771        35,911      32,729

                                                                           Year Ended December 31,
                                                   ------------------------------------------------------------------
                                                          2001          2000         1999          1998        1997
                                                   ------------------------------------------------------------------
Income Statement Data:
Interest income                                          $28,862       25,527       23,166        22,234      22,267
Interest expense                                          15,061       14,015       11,576        11,377      11,546
                                                   ------------------------------------------------------------------
Net interest income                                       13,801       11,512       11,590        10,857      10,721
Provision for credit losses                                  777          290          354           623         330
                                                   ------------------------------------------------------------------
Net interest income after provision for credit
losses                                                    13,024       11,222       11,236        10,234      10,391
Noninterest income                                         7,388        6,267        5,414         4,754       3,290
Noninterest expense                                       15,261       13,313       12,011        10,614       9,265
                                                   ------------------------------------------------------------------
Income before income taxes                                 5,151        4,176        4,639         4,374       4,416
Income tax expense                                           785          552          730           868       1,026
                                                   ------------------------------------------------------------------
Net income                                                 4,366        3,624        3,909         3,506       3,390

Common Share Data:
Net income - basic                                       $  2.19         1.81         1.94          1.74        1.61
Book value                                               $ 22.03        19.61        17.79         17.81       16.22
Dividend pay-out ratio                                    23.29%        37.57        35.05         36.85       39.53

                                                                   As of or for the Year Ended December 31,
                                                   ------------------------------------------------------------------
                                                          2001           2000         1999         1998         1997
                                                   ------------------------------------------------------------------
Performance Data
Return on average total assets                             0.90%         0.91         1.02          0.98        0.98
Return on average shareholders' equity                    10.38%         9.80        11.02         10.16       10.56
Average shareholders' equity to average assets             8.67%         9.00         9.21          9.65        9.27
Total loans to total deposits at year-end                 45.57%        44.81        40.57         37.39       32.93

(1) On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc., Henderson, Texas. The transaction was accounted for using the purchase method of accounting and resulted in an increase of total assets of $62,589,000 and total deposits of $50,919,000.
(2) On December 20, 1999, the Bank opened its full service branch location in Marshall, Texas, and completed its first full year of operations in 2000.
(3) On December 11, 1998, the Company acquired all of the outstanding shares of Jefferson National Bank, Jefferson, Texas. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $31,913,000 and total deposits of $28,564,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2001

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements, the notes thereto, and other financial and statistical information appearing elsewhere in this 2001 Annual Report.

INTRODUCTION
------------

     Henderson Citizens Bancshares, Inc. (the "Company") was incorporated as a Texas corporation on November 13, 1990 and was organized for the purpose of becoming a second-tier bank holding company through the direct acquisition of one hundred percent (100%) of the issued and outstanding shares of the common stock of Henderson Citizens Delaware Bancshares, Inc. (the "Delaware BHC") and through the indirect acquisition of one hundred percent (100%) of the issued and outstanding shares of the $5.00 par value per share common stock of Citizens National Bank (the "Bank"). The Delaware BHC was incorporated pursuant to the laws of the State of Delaware on February 21, 1991. The acquisition of the Delaware BHC by the Company and the acquisition of the Bank by the Delaware BHC were consummated on December 27, 1991.

     The Company's primary activity is to provide assistance to its subsidiaries in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to its subsidiaries. Delaware BHC and the Bank operate under the day-to-day management of its own officers and each entity's individual board of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of its subsidiaries. The Company conducts no other activity than the operation of its subsidiaries. The Company derives its revenues primarily from the operation of its subsidiaries in the form of dividends paid from the Bank.

     The Delaware BHC owns 100% of the issued and outstanding shares of the Bank. The Delaware BHC was organized as a Delaware corporation in 1991 in order to limit the Company's Texas franchise tax liability. The Delaware BHC currently does not conduct any significant activities and has no activities contemplated at this time.

     The Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Comptroller of the Currency (the "Comptroller") and originally located at 101 East Main Street, Henderson, Texas. In 1973, the Bank moved to its current location at 201 West Main Street.

     In 1990, the Bank acquired certain assets and assumed substantially all of the liabilities of General S&L from the Resolution Trust Corporation ("RTC"). With this acquisition, the Bank opened its Southside Branch at 1610 Highway 79 South in Henderson and a branch at 307 Commerce in Overton, Texas.

     On December 31, 1991, the Company acquired 100% of the issued and outstanding shares of Enterprise Bancshares, Inc. ("Enterprise"). At the date of the acquisition of Enterprise, Merchants State Bank of Mount Enterprise, Texas ("Merchants Bank") was a wholly owned subsidiary of Enterprise. Immediately following the consummation of the Enterprise acquisition, Merchants Bank was merged with and into Bank, becoming the third branch of Bank. The branch is located at 110 Rusk Street (Highway 84) in Mt. Enterprise, Texas. On December 29, 1995 Enterprise was merged with the Delaware BHC.

     On September 23, 1994, the Bank purchased certain assets and assumed certain liabilities associated with the Jefferson, Texas branch of Pacific Southwest Bank, F.S.B., Corpus Christi, Texas located at 302 East Broadway, Jefferson, Texas (the "Jefferson Branch"). The Bank began operations of the Jefferson Branch effective at the close of business on September 23, 1994. The acquisition of the Jefferson Branch resulted in an increase in total assets of the Bank of approximately $14,500,000 and total deposits of approximately $13,900,000 as of September 23, 1994.

     On December 8, 1994, the Bank purchased certain assets and assumed certain liabilities associated with the branches of NationsBank of Texas, National Association, Dallas, Texas ("NationsBank"), located at 105 Highway East, Chandler, Texas, and 115 West Royall Boulevard, Malakoff, Texas (collectively, the "NationsBank Branches"). The Bank began operations of the NationsBank Branches as branches of the Bank effective at the close of business on December 8, 1994. The acquisition of the NationsBank Branches resulted in an increase in total assets of the Bank of approximately $51,300,000 and total deposits of $45,676,000 as of December 8, 1994.

     On September 17, 1996, the Company completed its acquisition of all of the issued and outstanding stock of Waskom Bancshares, Inc. and its majority-owned subsidiary, the First State Bank in Waskom, Texas (the "Waskom Bank"). The Company acquired approximately 93% of the stock of Waskom Bancshares, Inc. pursuant to the terms of a Stock Purchase Agreement, dated as of May 24, 1996. The Company acquired the remaining shares of Waskom Bancshares, Inc. and the minority interest of the Waskom Bank not owned by Waskom Bancshares, Inc. pursuant to the terms of Stock Purchase Agreements between the Company and each of the holders representing a minority interest in Waskom Bancshares, Inc. and the Waskom Bank. Such stock was acquired for cash, and the purchase price was funded with a combination of notes payable and cash. The stock of the Waskom Bank directly and indirectly acquired by the Company through the acquisition of Waskom Bancshares, Inc. was thereafter contributed to the Delaware BHC. Waskom Bancshares, Inc. is an inactive subsidiary of the Company. The sole banking office of the Waskom Bank is now being operated as a full-service branch of the Bank since completion of a merger on July 23, 1998. The acquisition of the Waskom Bank resulted in an increase in total assets of the Bank of approximately $25,256,000 and total deposits of $22,908,000 as of September 17, 1996.

     On December 11, 1998, the Company acquired all of the outstanding shares of Jefferson National Bank (the "Jefferson Bank") located at 109 E. Broadway, Jefferson, Texas, for a combination of cash and notes payable. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $31,913,000 and total deposits of $28,564,000. The Bank merged operations of the Jefferson Bank with the existing Bank Jefferson branch at the close of business on December 11, 1998.

     On June 1, 1999, the Comptroller of Currency approved the establishment of two additional branch locations for the Bank; one located at 400 West Collin Street, Corsicana, Texas, and the second located at 1708 East End Boulevard North, Marshall, Texas. On December 20, 1999, the Bank opened its full service branch location in Marshall, Texas.

     On March 14, 2000, the Comptroller of Currency approved the establishment of a branch location for Bank located at 739 E. Tyler Street, Athens, Texas. On December 5, 2000, the Bank opened its full-service branch location in Athens, Texas.

     On April 5, 2000, HCB Insurance Agency, Inc., a wholly owned subsidiary of the Bank, completed the purchase of the Preston Insurance Agency in Henderson, Texas.

     On July 2, 2001, the Company acquired all the outstanding shares of Rusk County Bancshares, Inc. and its wholly owned indirect banking subsidiary, Peoples State Bank for a purchase price of $12,550,000 in cash representing 1.57 times RCBI's book value at December 31, 2000, and 20.95 times 2000 earnings. The transaction was accounted for using the purchase method of accounting and resulted in an increase of total assets of $62,582,000 and total deposits of $50,919,000. Peoples State Bank operated three banking offices in East Texas, one each in Henderson, Longview and Tatum, which are now being operated as full-service branches of the Bank.

     On July 10, 2001, the Bank entered into a branch purchase and assumption agreement with Jefferson Heritage Bank to purchase the Spring Hill and White Oak facilities at Longview and White Oak, Texas. At the close of business on October 5, 2001, these two facilities were converted to full-service branch locations of the Bank.

     On December 14, 2001, Bank entered into a Branch Purchase and Assumption Agreement with Cedar Creek Bank, Seven Points, Texas, to purchase two facilities in Corsicana, Texas. On February 20, 2002, Bank received approval from the Office of the Comptroller of Currency for the purchase and assumption of the two branches and it is anticipated that these two facilities will be converted to full-service branches of Bank at the close of business on April 26, 2002.

     The Company's management continues its strategy to increase market share and enhance long-range profitability by evaluating potential acquisitions. This evaluation process involves maintenance of strong equity capital and consistent earnings, and meeting internal financial objectives of the Company.

Results of Operations
---------------------

     During the year ended December 31, 2001, the Company's net income increased to $4,366,000 from $3,624,000 and $3,909,000 for the same periods in 2000 and
1999 respectively. The increase in net income for 2001 was primarily attributable to an increase in income resulting from the acquisition of Peoples State Bank in July 2001, and from the decrease in interest expense caused by the sharp decline in interest rates during 2001. The decrease in net income for 2000 was primarily attributable to a significant increase in short-term interest rates and excess liquidity early in the year in anticipation of Y2K demands.

     Net interest income was higher, $13,801,000 in 2001 compared to $11,512,000 in 2000 and $11,590,000 in 1999. The provision for loan losses was higher, $777,000 in 2001 compared to $290,000 in 2000 and $354,000 in 1999. Other income increased to $7,388,000 in 2001 compared to $6,267,000 in 2000 and $5,414,000 in
1999. Other expenses increased to $15,261,000 in 2001 compared to $13,313,000 in 2000 and $12,011,000 in 1999. The tax provision was increased to $785,000 in 2001 compared to $552,000 in 2000 and $730,000 in 1999.

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

     Net interest income was affected by an increase in interest income of $3,335,000 in 2001 over 2000 due to higher average balances, which more than offset the decrease due to lower interest rates. Interest expense increased by $1,046,000 due to higher average balances that were impacted by average rates in 2001 that were 42 basis points lower than the previous year. In 2000 compared to 1999, net interest income was affected by an increase in interest income of $2,361,000 due to higher average balances combined with higher yields. There was an increase in interest expense of $2,439,000 in 2000 over 1999 as related liabilities were impacted by average rates in 2000 that were 67 basis points higher than the previous year. Differences in yields and volumes can be found in Table II.

     Net interest spreads were approximately 2.8%, 2.8%, and 3.1% for the years 2001, 2000, and 1999, respectively, and net interest margins were 3.5%, 3.5%, and 3.7% during the same three-year period.

Interest Income
---------------

     Loans. In 2001, interest income on loans increased $2,580,000 over 2000 due
     -----
largely to higher average balances. The average loan balance during 2001 increased due to the Peoples State Bank acquisition combined with continued strong loan demand and the new loans added due to the growth of the branches in Marshall and Athens. In 2000, interest income on loans increased $1,924,000 over 1999 as an increase in average balances was combined with a higher average yield.

     Securities. Income from investment securities decreased $50,000 in 2001
     ----------
from 2000 due to decreasing yields caused by the sharp decline in interest rates in 2001. Income from investment securities increased $313,000 in 2000 from 1999 due to higher yields offset by lower average balances. See Tables I and II.

     Other Interest Earning Assets. Other interest-earning assets consist of
     -----------------------------
interest-bearing deposits with other financial institutions and federal funds sold. Interest income on other interest earning assets increased $805,000 in 2001 compared to 2000 due mainly to significantly higher average balances resulting mostly from the Peoples State Bank acquisition that more than offset the decrease due to lower interest rates. Interest income on other interest earning assets increased $124,000 in 2000 compared to 1999 due mainly to higher interest rates.

Table I - Average Balances and Interest Yields and Spreads (dollars in thousands)

                                                                     Years Ended December 31
                                  --------------------------------------------------------------------------------------------
                                                  2001                           2000                          1999
                                                --------                       --------                     --------
                                                Interest                       Interest                      Interest
                                      Average   Income/   Yield/    Average    Income/   Yield/    Average    Income/  Yield/
                                     Balances   Expense    Rate    Balances    Expense    Rate    Balances    Expense   Rate
                                     --------   --------  ------   --------    --------  ------   --------   --------  ------
Loans, net**                          195,228    15,641    8.34     157,454     13,061    8.66     137,997    11,137     8.38

Securities:
  U.S. governments                     64,662     3,529    5.46      80,577      4,567    5.67      72,800     3,999     5.49
  State and municipals*                42,370     1,975    7.06      44,328      2,056    7.03      48,461     2,232     6.98

  Other***                            107,468     6,159    5.73      78,087      5,090    6.52      87,828     5,169     5.89

Interest-bearing deposits with
financial institutions                 17,237       789    4.58       7,031        453    6.44       8,207       420     5.12
Federal funds sold                     19,379       769    3.97       4,869        300    6.16       4,045       209     5.17
                                    ---------   -------   -----   ---------    -------   -----    --------   -------   ------

Total interest-earning assets*        446,344    28,862    6.84     372,346     25,527    7.29     359,338    23,166     6.88

Other assets:
Cash and due from banks                12,348                         9,867                         11,135
Premises and equipment, net             9,817                         7,786                          6,458
Allowance for loan losses              (2,709)                       (2,307)                        (1,948)
Other assets                           19,417                        11,127                         10,023
                                    ---------                     ---------                       --------

Total average assets                $ 485,217                     $ 398,819                      $ 385,006
                                    =========                     =========                      =========

Interest-bearing liabilities:
  NOW, money market and savings
   deposits                           153,613     3,232    2.10     127,539      3,468    2.72     128,315     2,862     2.23
  Time deposits                       216,809    11,769    5.43     185,632     10,501    5.66     176,188     8,706     4.94
  Other borrowed funds                  1,032        60    5.81         537         46    8.38          81         8     9.88
                                    ---------   -------   -----   ---------    -------   -----    --------   -------   ------

Total interest-bearing
liabilities                           371,454    15,061    4.05     313,708     14,015    4.47     304,584    11,576     3.80

Other liabilities and stockholders
  equity:
Demand deposits                        64,422                        46,917                         42,622
Other liabilities                       7,291                         2,286                          2,330
Stockholders' equity                   42,050                        35,908                         35,470
                                    ---------                     ---------                       --------
Total average liabilities and
  stockholders equity               $ 485,217                     $ 398,819                      $ 385,006
                                    =========                     =========                      =========

Net interest income                             $13,801                        $11,512                       $11,590
                                               ========                        =======                       =======
Net interest spread*                                       2.79%                          2.82%                         3.08%
                                                          =====                          =====                         ======
Net interest margin*                                       3.46%                          3.53%                         3.66%
                                                          =====                          =====                         ======

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

Table II - Analysis of Changes in Net Interest Income (dollars in thousands)

                                             2001 over 2000                        2000 over 1999
                                  ------------------------------------  ------------------------------------
                                   Increase      Increase                Increase     Increase
                                  (Decrease)    (Decrease)     Total    (Decrease)   (Decrease)     Total
                                    due to        due to     Increase     due to       due to      Increase
                                    Volume         Rate     (Decrease)    Volume        Rate      (Decrease)
                                  ----------    ----------  ----------  ----------   ---------    ----------
Interest-earning assets:
     Loans, net                   $   3,135        (555)       2,580       1,630         294        1,924

     Securities:
        U.S. governments               (902)       (136)      (1,038)        427         141          568
        State and municipals           (138)         57          (81)       (288)        112         (176)
        Other*                        1,916        (847)       1,069        (574)        495          (79)

     Interest bearing deposits
        with financial
        institutions                    657        (321)         336         (60)         93           33
     Federal funds sold                 894        (425)         469          43          48           91
                                  ---------     -------     --------    --------     -------      -------

Total interest income                 5,562      (2,227)       3,335       1,178       1,183        2,361
                                  ---------     -------     --------    --------     -------      -------
Interest-bearing liabilities:
        NOW, money market and
           savings deposits             709        (945)        (236)        (17)        623          606
        Time deposits                 1,765        (497)       1,268         467       1,328        1,795
        Other borrowed funds             41         (27)          14          45         (7)           38
                                  ---------     -------     --------    --------     -------      -------

        Total interest expense        2,515      (1,469)       1,046         495       1,944        2,439
                                  ---------     -------     --------    --------     -------      -------
Net interest income               $   3,047        (758)       2,289         683        (761)         (78)
                                  =========     =======     ========    ========     =======      =======

* Consists primarily of mortgage-backed securities and collateralized mortgage obligations.

Interest Expense - Deposits
---------------------------

     Interest-bearing demand deposits consist of NOW, money market, and savings deposits. Interest expense on deposit accounts increased $1,032,000 in 2001 from 2000 primarily due to an increase in average balances resulting largely from the acquisition of Peoples State Bank and the two former Jefferson Heritage branches combined with continued growth at the Marshall and Athens branches. The effect of the higher averages was counteracted by interest rates that were 41 basis points lower in 2001 than the previous year. Interest expense on deposit accounts increased $2,401,000 in 2000 from 1999 primarily due to the sharp increase in short-term interest rates. See Tables I and II.

Non-interest Income
-------------------

     Income from sources other than interest-earning assets excluding securities transactions is derived primarily from fiduciary activities and service charges on customer deposit accounts. Non-interest income, excluding securities transactions, was $7,323,000 in 2001 compared to $6,267,000 in 2000 and $5,227,0000 in 1999. The increase of approximately $1,056,000 during 2001 was largely the result of the continued increase in insufficient fee income of approximately $634,000 combined with increases in various accounts including fiduciary income. These increases were offset by decreases in assorted accounts including brokerage income and income for the insurance agency. The increase of approximately $1,040,000 during 2000 was the result of increases in fiduciary income and insufficient fee income combined with increases in brokerage income.

Non-interest Expense
--------------------

     Total non-interest expense in 2001 was $15,261,000 compared to $13,313,000 in 2000 and $12,011,000 in 1999. These increases are explained in further detail by category below.

     Personnel Expense. Personnel costs for 2001 were $9,179,000 compared to
     -----------------
$7,998,000 in 2000, and $6,961,000 in 1999. The increase of $1,181,000 in 2001 over 2000 was due primarily to general increases in salaries and benefits and the addition of employees resulting from the acquisitions of Peoples State Bank and the two former Jefferson Heritage branches. The increase of $1,037,000 in 2000 over 1999 was due primarily to general increases in salaries and benefits combined with the addition of employees at the two new branches in Marshall and Athens and the insurance agency acquisition.

     Occupancy Expense and Equipment Expense. Total occupancy and equipment
     ---------------------------------------
expenses were $2,151,000 in 2001, $1,770,000 in 2000, and $1,541,000 in 1999.
The increases in both 2001 and 2000 were due primarily to expenses related to the continuing growth and enhancement of the facilities.

     Other Expenses. Other expenses were $3,931,000 in 2001 compared to
     --------------
$3,545,000 in 2000 and $3,509,000 in 1999. The increase in 2001 from 2000 is due largely to the continuing growth of the Company combined with the cost of improving technology such as Internet service fees. Losses on the disposition of fixed assets also increased in 2001 compared to 2000 due to the sale of outdated AS400 computer hardware, and increases in supplies, postage, and communications resulting from direct marketing initiatives. The slight increase in 2000 from 1999 is due to the combination of increases offset by decreases in various accounts. Increases were recognized in franchise tax expense of $150,000 due to refunds received in 1999, and, in general, due to the addition of the two new branches and the insurance agency acquisition. Decreases were recorded in professional fees due to lower legal fees in 2000, and goodwill amortization due to goodwill of branches purchased in 1994 that were amortized through 1999.

Provision for Loan Losses
-------------------------

         The provision for loan losses was $777,000, $290,000 and $354,000 in 2001, 2000 and 1999, respectively. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company -- Allowance for Loan Losses" for more detailed discussion relative to the provision for loan losses.

Income Taxes
------------

         The Company's effective tax rate was 15.2% in 2001, 13.2% in 2000, and 15.7% in 1999. These effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations. As these tax-free investments, leases, and obligations mature and are replaced, the effective tax rate is affected.

Financial Condition
-------------------

     The Company's balance sheet emphasizes management's philosophy of maximizing returns through investments in securities. As detailed in the following Table III, securities have been the Company's largest asset component for the last five years totaling 46.1%, 48.9%, 48.9%, 53.1%, and 60.8%, of total assets for the years 2001 through 1997, respectively. The decrease in securities since 1997 is the result of increased emphasis on loan growth and decreasing securities rates. Total assets have grown from a December 31, 1997, level of $358,493,000 to $526,185,000 at December 31, 2001. The increase in total assets that resulted from the Peoples State Bank transaction in 2001 was approximately $61,889,000 and the increase from the Jefferson Heritage transaction in 2001 was approximately $16,631,000. The Jefferson National Bank transaction in 1998 increased total assets approximately $31,913,000.

Table III - Condensed Balance Sheet Information (dollars in thousands)

                                                                          At December 31,
                                          ---------------------------------------------------------------------------
                                                 2001          2000            1999           1998            1997
                                          ---------------------------------------------------------------------------
Assets:
     Cash and due from banks                 $  14,390        11,385           24,040          9,493           8,886
     Interest-bearing deposits
      with financial institutions               11,946        10,403            5,357         17,174           8,212
     Federal funds sold                         16,860         4,205            9,285         10,230           5,040
     Securities                                242,580       206,434          192,255        205,423         217,973
     Loans, net                                212,665       169,882          144,197        129,263         106,067
     Other                                      27,744        21,335           18,828         15,336          12,315
                                          ------------  ------------  ---------------  -------------  --------------

     Total assets                            $ 526,185       423,644          393,962        386,919         358,493
                                          ============  ============  ===============  =============  ==============

Liabilities:

     Demand deposits-non-interest bearing    $  70,527        53,111           44,807         42,960          32,860
     Interest-bearing demand and
        savings deposits                       182,625       129,213          127,247        132,353         126,016
     Time deposits                             220,578       196,798          183,369        170,407         163,231
                                          ------------  ------------  ---------------  -------------  --------------

     Total deposits                            473,730       379,122          355,423        345,720         322,107

     Other liabilities                           8,521         5,400            2,768          5,288           3,657
                                          ------------  ------------  ---------------  -------------  --------------

     Total liabilities                         482,251       384,522          358,191        351,008         325,764

Stockholders' equity                            43,934        39,122           35,771         35,911          32,729
                                          ------------  ------------  ---------------  -------------  --------------
     Total liabilities and
        stockholders' equity                 $ 526,185       423,644          393,962        386,919         358,493
                                          ============  ============  ===============  =============  ==============

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

Operating Activities
--------------------

         The Company uses cash in the conduct of its day-to-day operations for such normal purposes as payroll, equipment and facilities acquisition and maintenance, advertising, data processing, customer service activity, and administrative activity. The Company generates cash from operations primarily from service charges and the net interest earned from the investment of customer deposits. Net cash provided by operating activities was $6,853,000 in 2001, $4,823,000 in 2000, and $3,548,000 in 1999.

Investing Activities
--------------------

     The Company invests available funds primarily in securities and loans to customers. Funds not otherwise used are invested in federal funds sold and interest-bearing demand accounts, primarily with the Federal Home Loan Bank.

Financing Activities
--------------------

     In addition to cash provided and used by operating and investing activities, the Company receives and disburses cash in connection with customer deposit activities. Additionally, the Company paid cash dividends in each of the years 2001, 2000, and 1999. In 1999, the Company paid off notes payable balances from the Jefferson acquisition of $2,282,000. From time to time, the Company makes purchases of treasury stock. Short-term borrowings include the note option for treasury, tax and loan deposits. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Short-Term Borrowings" for more detailed discussion relative to the tax, treasury and loan deposits note option.

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

Table IV - Rate Sensitivity Analysis (dollars in thousands)

Interest Sensitivity/Gap Analysis
December 31, 2001

                                                                                            Over
                                1 - Month        3 - Month       6 - Month     1 - Year   1 - Year      Total
Earning assets:
     Loans                      $  30,092          8,522          10,756        20,384     143,133     215,887
     Securities                    21,731         27,773          23,161        44,034     125,881     242,580
     Other earning assets          21,674          2,180           2,872         1,684         396      28,806
                            -------------   ------------   -------------   -----------   ---------   ---------
                                   73,497         38,475          36,789        66,102     272,410     487,273
Funding Source-
     Interest bearing
       deposits                   200,133         41,393          65,307        65,483      30,887     403,203
                            -------------   ------------   -------------   -----------   ---------   ---------
Repricing/Maturity Gap:
     Period                    $ (126,636)        (2,918)        (28,518)          619     241,523
                            =============   ============   =============   ===========   =========
     Cumulative                $ (126,636)      (129,554)       (158,072)     (157,453)     84,070
                            =============   ============   =============   ===========   =========
Period/Total Earning Assets       (25.99%)        (0.60%)         (5.85%)       (0.13%)      49.57%


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

         A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company does not currently use derivatives to manage market and interest rate risks. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

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

         The table below represents in tabular form amortized cost balances of the Company's on-balance sheet financial instruments at the expected maturity dates as well as the fair value of those on-balance sheet financial instruments for the year ended December 31, 2001. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's historical experience. The Company's assets and liabilities that do not have a stated maturity date, as in cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the "Over 5 years" column. The Company does not consider these financial instruments to be materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average effective interest rates for the various assets and liabilities presented are as of December 31, 2001.

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

Table V - Market Risk Sensitive Instruments (dollars in thousands)

Scheduled maturity of market risk sensitive instruments at December 31, 2001:

                                                                                                              Average
                                                                             Over                  Fair      Effective
                      Year 1    Year 2     Year 3     Year 4      Year 5    5 Years     Total      Value       Yield
   ASSETS

   Securities
Fixed Rate            $33,772    21,061      7,573     12,207       8,096     68,460     151,169    152,207     5.03%
Floating Rate               -        26          -          -           -     90,015      90,041     90,374     4.95%
                   -----------------------------------------------------------------------------------------
Total Securities      $13,063    21,087      7,573     12,207       8,096    158,475     241,210    242,581

   Loans
Fixed Rate             30,283    20,636     33,938     23,440      35,751     27,141     171,190    175,018     7.84%
Floating Rate          16,028     3,263      2,356        730       2,430     19,890      44,697     45,312     6.14%
                   -----------------------------------------------------------------------------------------
  Total               $46,311    23,899     36,294     24,170      38,181     47,031     215,887    220,330

   LIABILITIES

Savings, NOW, and
Money Market
Deposits             $182,625         -          -          -           -          -     182,625    182,625     2.10%
Certificates of
Deposit               177,123    30,316      8,161      1,441       3,537          -     220,578    222,319     4.39%

Scheduled maturity of market risk sensitive instruments at December 31, 2000:

                                                                                                              Average
                                                                             Over                  Fair      Effective
                      Year 1    Year 2     Year 3     Year 4      Year 5    5 Years     Total      Value       Yield
   ASSETS

   Securities
Fixed Rate            $ 13,063   38,510     26,164     11,904       3,723     59,067     152,431    151,684     6.17%
Floating Rate                -        -          -          -           -     54,875      54,875     54,515     6.73%
                     ---------------------------------------------------------------------------------------
Total Securities      $ 13,063   38,510     26,164     11,904       3,723    113,942     207,306    206,199
   Loans
Fixed Rate            $ 21,401   20,520     26,452     24,523      22,574     32,756     148,226    149,086     8.27%
Floating Rate           10,730      341      2,774      1,932         293      8,004      24,074     24,147     9.47%
                     ---------------------------------------------------------------------------------------
  Total               $ 32,131   20,861     29,226     26,455      22,867     40,760     172,300    173,233

   LIABILITIES

Savings, NOW, Money
Market Deposits       $129,213        -          -          -           -          -     129,213    129,213     2.72%
Certificates of
Deposit                163,506   25,329      6,978        668         317          -     196,798    196,843     5.66%

Loans
-----

         The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Total loans were $215,887,000 at December 31, 2001 compared to $172,300,000 at December 31, 2000 and $146,529,000
at December 31, 1999.

         As can be seen in Table VI, a strong increase of approximately 22.7% in commercial and industrial loans, a strong increase of approximately 29.7% in real estate loans occurred while installment loans increased by a moderate 17.7% in 2001. The overall increase in 2001 is the result of the Peoples State Bank acquisition and continued growth at the Athens and Marshall branches. The overall increase in 2000 is the result of strong loan demand, increases in loans from the Marshall branch and an increase in tax-exempt leases. The overall increase in 1999 is the result of strong market demand for home loans and commercial properties. In 1998, the Jefferson Bank acquisition resulted in an increase in total loans of approximately $7,337,000. The additional increase in total loans experienced by the Company in 1998 was due to increased loan demand.

         At December 31, 2001, real estate mortgage loans comprised 52.9% of the loan portfolio, compared to 51.1% and 53.2% at December 31, 2000 and December 31, 1999, respectively.

Table VI - Loan Information (dollars in thousands) - Outstanding Balances at:

                                                        December 31,
                           -----------------------------------------------------------------------
Types of Loans                   2001        2000           1999           1998           1997
--------------             ------------- ------------ -------------- -------------- --------------


Commercial and industrial       $ 62,619       51,026         37,639         34,632         27,973


Real estate - mortgage           114,175       88,055         77,935         64,204         50,122


Installment                       39,093       33,219         30,955         32,500         29,911

                           ------------- ------------ -------------- -------------- --------------
        Total                  $ 215,887      172,300        146,529        131,336        108,006
                           ============= ============ ============== ============== ==============


     As of December 31, 2001, approximately 21% of the Company's loans have adjustable interest rates, while most loans are on fixed rates maturing within five years. Table VII presents a maturity analysis of the Company's loan portfolio at December 31, 2001:

Table VII - Loan Interest and Maturity Information (dollars in thousands)

                                                        At December 31, 2001
                                       --------------------------------------------------------
                                         Commercial       Real
                                       and Industrial    Estate      Installment     Totals
                                       --------------- ------------ ------------- -------------
Fixed rate loans:
   Mature within one year                    $   7,593       14,273         8,417        30,283
   Mature in one to five years                  25,327       59,293        29,146       113,766
   Mature after five years                      10,776       16,152           213        27,141
                                       --------------- ------------ ------------- -------------
             Total fixed rate loans             43,696       89,718        37,776       171,190
Floating rate loans:
   Mature within one year                       12,857        2,257           914        16,028

   Mature in one to five years                   3,421        4,986           372         8,779

   Mature after five years                       2,645       17,214            31        19,890
                                       --------------- ------------ ------------- -------------
             Total floating rate loans          18,923       24,457         1,317        44,697
Total loans:
   Mature within one year                       20,450       16,530         9,331        46,311
   Mature in one to five years                  28,748       64,279        29,518       122,545
   Mature after five years                      13,421       33,366           244        47,031
                                       --------------- ------------ ------------- -------------
             Total loans                     $  62,619      114,175        39,093       215,887
                                       =============== ============ ============= =============

Loan Loss Experience and Allowance for Loan Losses
--------------------------------------------------

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

         The balance in allowance for loan losses at December 31, 2001 was $3,205,000 compared to the December 31, 2000 balance of $2,355,000 and the December 31, 1999 balance of $2,200,000. The increase in 2001 was the result of a provision of $777,000, adjustments for acquisitions of $486,000 and recoveries of $220,000 offset by charge-offs of $633,000. The increase in 2000 was the result of a provision of $290,000 and recoveries of $442,000 offset by charge-offs of $585,000. The 1999 net increase was the result of a provision of $354,000 and recoveries of $1,035,000 offset by charge-offs of $890,000. In 1999, the Company recorded a smaller provision due to net recoveries of $145,000 compared to net charge-offs of $336,000 in 1998. The allowance for loan losses at December 31, 2001, 2000, and 1999, was 1.48%, 1.37%, and 1.50%, of
outstanding loans, respectively.

         By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment about the credit quality of the loan portfolio by considering all known relevant internal and external factors affecting loan and lease collectability. The determination of the necessary allowance and, correspondingly, the provision for loan losses involves assumptions about and projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at December 31, 2001 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also help identify potential problems. From these analyses, management determines which loans are potential candidates for nonaccrual status or charge-off. Management continually reviews loans and classifies them consistent with the regulatory guidelines to help ensure that an adequate allowance is maintained.

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

         Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower's operating results and financial condition indicates the borrower's underlying cash flows are not adequate to meet debt service requirements and it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

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

         While portions of the allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management's judgment, should be charged off. Based on historical trends, the Company estimates that approximately $975,000 will be charged off in the year ending December 31, 2002. The breakdown of this estimate is as follows: $425,000 in commercial and industrial, $35,000 in real estate - mortgage, $165,000 in installment, and $265,000 in overdrafts.

Table VIII - Loan Loss Experience and Allowance for Loan Losses (dollars in thousands)

                                                                       Years Ended December 31,
                                                    ---------------------------------------------------------------
                                                       2001        2000        1999         1998          1997
                                                    ----------- ----------- ----------- ------------- -------------
Balance at beginning of period                          $ 2,355       2,200       1,701         1,249        1,146
Charge-offs:
  Commercial and industrial                                  89          40         335            78           57
  Real estate mortgage                                       31          43          27            26            1
  Installment loans                                         513         502         528           455          289
                                                    ----------- ----------- ----------- ------------- -------------
        Total charge-offs                                   633         585         890           559          347
                                                    ----------- ----------- ----------- ------------- -------------
Recoveries:
  Commercial and industrial                                  16         202         796            69           49
  Real estate mortgage                                        -           6          11             -            -
  Installment loans                                         204         234         228           154           71
                                                    ----------- ----------- ----------- ------------- -------------
        Total recoveries                                    220         442       1,035           223          120
                                                    ----------- ----------- ----------- ------------- -------------
Net charge-offs (recoveries)                                413         143       (145)           336          227

Additions charged (credited) to operations                  777         290         354           623          330

Addition due to acquisition                                 486           8           -           165            -
                                                    ----------- ----------- ----------- ------------- -------------
Balance at end of period                                $ 3,205       2,355       2,200         1,701        1,249
                                                    =========== =========== =========== ============= =============

Average loans outstanding during the period*          $ 195,228     157,454     137,997       116,520      101,245

Gross charge-offs as a percent of average loans*          0.32%        0.37        0.64          0.48         0.34

Recoveries as a percent of gross charge-offs             34.76%       75.56      116.29         39.89        34.58

Ratio of net charge-offs (recoveries) during the
period to average loans outstanding during the
period*                                                   0.21%        0.09       (0.11)         0.29         0.22

*     Net of unearned income

Table IX - Allocation of Allowance for Loan Losses (dollars in thousands)

                                                          As of December 31,
               ------------------------------------------------------------------------------------------------------
                      2001                2000                 1999                 1998                 1997
               ------------------- ------------------- -------------------- -------------------- --------------------
                Reserve             Reserve             Reserve              Reserve              Reserve
                 Amount    Ratio*    Amount    Ratio*    Amount    Ratio*     Amount    Ratio*     Amount    Ratio*
               ---------- -------- ---------- -------- ---------- --------- ---------- --------- ---------- ---------
Commercial
and industrial    $ 1,260    29.0%    $ 1,025    29.6%     $  691     25.7%     $  677     26.4%     $  619     25.9%

Real estate -
mortgage              920     52.9        666     51.1        741      53.2        511      48.9        191      46.4

Installment         1,003     18.1        657     19.3        722      21.1        498      24.7        413      27.7

Unallocated            22      N/A          7      N/A         46       N/A         15       N/A         26       N/A
               ---------- -------- ---------- -------- ---------- --------- ---------- --------- ---------- ---------
                  $ 3,205   100.0%    $ 2,355   100.0%    $ 2,200    100.0%    $ 1,701    100.0%    $ 1,249    100.0%
               ========== ======== ========== ======== ========== ========= ========== ========= ========== =========

*Represents the ratio of each loan category to gross loans (including unearned interest)

Nonperforming Assets
--------------------

         The Company's policy is to discontinue the accrual of interest income on loans whenever it is determined that reasonable doubt exists with respect to timely collectability of interest and/or principal. Loans are placed on nonaccrual status if either material deterioration occurs in the financial position of the borrower, payment in full of interest or principal is not anticipated, payment in full of interest or principal is past due 90 days or more unless well secured, payment in full of interest or principal on a loan is past due 180 days or more, regardless of collateral, or the loan in whole or in part is classified doubtful. When a loan is placed on nonaccrual status, interest is no longer accrued or included in interest income and previously accrued income is reversed.

         Nonaccrual loans totaled $74,000 in 2001and $241,000 in 2000. The Company did not have any nonaccrual loans as of December 31, 1999. Restructured loans include those for which there has been a reduction in stated interest rate, extension of maturity, reduction in face amount of debt, or reduction in accrued interest. As of December 31, 2001, the Company had no restructured loans. The Company had restructured loans of $1,216,000 in 2000.

         Loans past due over ninety days and still accruing interest were $84,000 at December 31, 2001, an increase from the December 31, 2000 amount of $18,000.

         The following table presents an analysis of nonaccrual, past due, other real estate and restructured loans at December 31, 2001.

Table X - Analysis of Nonaccrual, Past Due, Other Real Estate, and Restructured Loans (dollars in thousands)

                                                                At December 31,
                                         ------------------------------------------------------------
                                             2001         2000        1999         1998        1997
                                         ---------- ------------ ----------- ------------ -----------
Nonaccrual loans                            $    74          241           -           81         172
Restructured loans                                -        1,216           -           69           -
Other impaired loans                            475            -           -            -           -
Other real estate                                90           10         150          125         186
                                         ---------- ------------ ----------- ------------ -----------
Total nonperforming assets                  $   639        1,467         150          275         358
                                         ========== ============ =========== ============ ===========
Allowance for loan loss to
  nonperforming assets                       501.6%        160.5     1,466.7        618.5       348.9
Nonperforming assets as a percentage
  of stockholders' equity                      1.5%          3.7         0.4          0.8         1.1
Loans past due 90+ days and still
 accruing                                   $   84            18         183           21          20
                                         ========== ============ =========== ============ ===========

Other potential problem loans                $    -            -           -            -           -
                                         ========== ============ =========== ============ ===========
Income that would have been recorded
  in accordance with original terms          $    9           11           -            6           5
Less income actually recorded                     -            -           -            -           -
                                         ---------- ------------ ----------- ------------ -----------
Loss of income                               $    9           11           -            6           5
                                         ========== ============ =========== ============ ===========

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

         Management's strategy with respect to securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with approximately 82% of the total as of December 31, 2001, comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. Treasury holdings are currently positioned in a ladder structure. Three-year treasury bonds are purchased quarterly, held for two years, and then sold with one year left to maturity to take advantage of the slope in the yield curve. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the Company are backed by agency collateral, which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

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

         The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities, fixed rate conventional mortgage pools, and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. At December 31, 2001, floating rate securities made up 55% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

         To maximize after-tax income, investments in tax-exempt municipal securities are utilized, but with somewhat longer maturities.

         At December 31, 2001, the Company had no structured notes.

         Securities are the Company's single largest interest-earning asset representing approximately 46%, 49%, and 49% of total assets at December 31, 2001, 2000, and 1999 respectively. The investment portfolio totaled $242.6 million at December 31, 2001, up from $206.4 and $192.2 million at December 31, 2000 and December 31, 1999, respectively.

         The various types of securities held by the Company are listed below in Table XI:

Table XI - Investment Securities Information (dollars in thousands)

Available for Sale Portfolio                                   At December 31,
                                             ----------------------------------------------------
(Carried at Market Value)                        2001               2000                 1999
                                             ------------       ------------         ------------
U.S. Treasuries                                  $  8,303             18,064               17,916
U.S. Government Agencies                           58,123             63,150               48,932
State and Municipal                                     -                  -                    -
Corporate securities                                    -                  -                    -
                                             ------------       ------------         ------------
                                                 $ 66,426             81,214               66,848
Mortgage-backed securities and
collateralized mortgage obligations               118,984             73,975               64,334
                                             ------------       ------------         ------------
Total Available for Sale                         $185,410            155,189              131,182
                                             ============       ============         ============

Held to Maturity Portfolio                                     At December 31,
                                             ----------------------------------------------------
(Carried at Amortized Cost)                      2001               2000                 1999
                                             ------------       ------------         ------------
U.S. Treasuries                                    $    -                  -                    -
U.S. Government Agencies                            4,975                  -                    -
State and Municipal                                42,137             42,563               46,895
Corporate securities                                2,025              2,047                2,068
Other Securities                                      181                212                  228
                                             ------------       ------------         ------------
                                                 $ 49,318             44,822               49,191
Mortgage-backed securities and
collateralized mortgage obligations                 7,852              6,423               11,388
                                             ------------       ------------         ------------
Total Held to Maturity                           $ 57,170             51,245               60,579
                                             ============       ============         ============

         The maturities and weighted yields of each portfolio by type of security and their book and market values are detailed below in Table XII:

Table XII - Investment Securities Maturities and Yield Information (dollars in thousands)

Available for Sale Portfolio (Carried at Market Value):

                                                              As of December 31, 2001
                                                              -----------------------
                      Matures in         Matures in        Matures in        Matures in         Amortizing
                    1 Year or Less       1-5 Years         5-10 Years      After 10 Years       Securities
                   ------------------ ----------------- ----------------- ------------------ ------------------    Total
                                                                                                                Amortized   Market
                    Balance   Yield   Balance   Yield   Balance   Yield    Balance   Yield    Balance   Yield       Cost     Value
                   --------- -------- -------- -------- -------- -------- --------- -------- --------- -------- --------- ---------
US Treasury and
government
agencies           $ 32,139    5.30%  $32,716    4.82%  $ 1,571    4.88%    $    -       -%  $      -       -%   $65,485    66,427
                   --------- -------- -------- -------- -------- -------- --------- -------- --------- -------- --------- ---------

Sub Total          $ 32,139    5.30%  $32,716    4.82%  $ 1,571    4.88%    $    -       -%  $      -       -%   $65,485    66,427

Mortgage-backed
securities                -        -        -        -        -        -         -       -    118,984    5.15    118,555   118,983
                   --------- -------- -------- -------- -------- -------- --------- -------- --------- -------- --------- ---------
Total              $ 32,139    5.30%  $32,716    4.82%  $ 1,571    4.88%    $    -       -%  $118,984    5.15%   $184,040   185,410
                   ========= ======== ======== ======== ======== ======== ========= ======== ========= ======== ========= =========

Held to Maturity Portfolio (Carried at amortized cost)

                                                              As of December 31, 2000
                                                              -----------------------
                      Matures in         Matures in        Matures in        Matures in         Amortizing
                    1 Year of Less       1-5 Years         5-10 Years      After 10 Years       Securities
                   ------------------ ----------------- ----------------- ------------------ ------------------  Total
                                                                                                                Amortized   Market
                    Balance   Yield   Balance   Yield   Balance   Yield    Balance   Yield    Balance   Yield     Cost       Value
                   --------- -------- -------- -------- -------- -------- --------- -------- --------- -------- --------- ---------
US Treasury and
government
agencies           $      -        -% $ 4,975     5.00% $     -        -%  $     -        -% $      -        -%  $ 4,975     4,975
                   --------- -------- -------- -------- -------- -------- --------- -------- --------- -------- --------- ---------

State and
Municipal*            2,029     7.31    9,224     7.35   12,349     6.99    18,535     6.95         -        -    42,137    42,027

Corporate
securities                -        -    2,025     5.64        -        -         -        -         -        -     2,025     2,092

Other securities          -        -        -        -        -        -       181     3.37         -        -       181       177
                   --------- -------- -------- -------- -------- -------- --------- -------- --------- -------- --------- ---------
Sub Total          $  2,029     7.31% $16,224     6.35% $12,349     6.99% $ 18,716     6.91% $      -        -%  $49,318    49,271

Mortgage-backed
securities                -        -        -        -        -        -         -        -     7,852     4.08     7,852     7,900
                   --------- -------- -------- -------- -------- -------- --------- -------- --------- -------- --------- ---------
Total              $  2,029     7.31% $16,224     6.35% $12,349     6.99% $ 18,716     6.91%  $ 7,852     4.08%  $57,170    57,171
                   ========= ======== ======== ======== ======== ======== ========= ======== ========= ======== ========= =========

* Yields are stated on a tax-equivalent basis at a 34% effective tax rate.

Deposits
--------

      Total deposits at December 31, 2001 were $473,730,000, an increase of approximately $94,608,000 from the December 31, 2000 deposit total of $379,122,000. Total deposits increased during 2001 as a result of growth from the acquisition of Peoples State Bank and the two former Jefferson Heritage branches combined with the completion of a full year's growth at the Athens branch. Total deposits increased during 2000 as a result of growth during the first full year at the branch in Marshall. Deposits totaled approximately $379,423,000 at December 31, 1999.

      Total average deposits in 2001 were $434,844,000, an increase of $74,756,000 over the December 31, 2000 total of $360,088,000. Total average deposits in 2000 increased approximately $12,963,000 over 199. The increase from 2000 to 2001 largely resulted from the acquisition of Peoples State Bank in July 2001 combined with the acquisition of the two former Jefferson Heritage branches in October 2001. The majority of the increase from 1999 to 2000 was a result of the deposit growth at the new branch in Marshall.

      The average balances of the various deposit types for the last three years along with the interest paid and average deposit interest rates follow:

Table XIII - Analysis of Depositor Average Balances (dollars in thousands)

                                                        Year Ended December 31,
                  --------------------------------------------------------------------------------------------------

                                2001                             2000                            1999
                  --------------------------------- -------------------------------- -------------------------------
                    Average   Interest   Average    Average    Interest   Average     Average   Interest   Average
                   Balances   Expense     Rate      Balances   Expense     Rate      Balances    Expense     Rate

Non interest-
bearing demand        $64,422         -          -%    $46,917         -          -%   $42,622          -         -%

Interest-bearing
demand                 83,933     1,279       1.52      74,438     1,715       2.30     81,786      1,720      2.10

Savings                16,143       609       1.42      12,495       258       2.06     12,259        276      2.25

Money market
accounts               53,537     1,344       3.22      40,606     1,495       3.68     34,270        866      2.53

Time                  216,809    11,769       5.43     185,632    10,501       5.66    176,188      8,706      4.94
                  --------------------------------- -------------------------------- -------------------------------
      Total          $434,844    15,001      4.05%    $360,088    13,969      4.47%   $347,125     11,568     3.80%
                  ================================= ================================ ===============================

         Time deposits consist of certificate of deposits and represent the types of deposits most likely to affect the future earnings of the Company because of their interest rate sensitivity. These deposits are generally more costly sources of funds than other types of deposits. At December 31, 2001, 49.9% of total average deposits were time deposits as compared to 51.6%, and 50.8% at December 31, 2000 and 1999, respectively.

         Included in the table below are time deposits at December 31, 2001, with balances of $100,000 or more. These deposits represent 25.8% of total time deposits, and the majority of such deposits will mature within six months, reflecting the volatile nature of these deposits. The cost of these funds is generally higher than for other time deposits. The following table provides an analysis of the maturity of these deposits:

Table XIV - Certificates of Deposit $100,000 or more at December 31, 2001 (dollars in thousands)

                                               Maturity from     Percent of
                                             December 31, 2001     Total
                                             -----------------   ----------

Three months or less                         $       25,347         44.48%
Within months four through six                       10,669         18.72%
Within months seven through twelve                    9,900         17.37%
Over one year                                        11,071         19.43%
                                             -----------------   ----------

                                     Total   $       56,987        100.00%
                                             =================   ==========



Short-Term Borrowings
---------------------

         From time to time, primarily due to decreases in liquidity caused by timing of investment transactions, the Company may borrow on a short-term basis from the Federal Reserve Bank, or purchase federal funds through lines of credit approved at Texas Independent Bank.

         During July 2000, the Company elected the "note option" for its treasury tax and loan ("TT&L") deposits instead of the "remittance option". The note option allows the Company to borrow TT&L deposits under an open-ended demand note payable to the Federal Reserve Bank. Interest on the note is payable monthly at 1/4% below the Federal Funds rate (1.51% at December 31, 2001). The note has a maximum limit of $5,000,000 and is secured by certain investment securities. The average balance outstanding under the note during 2001 was $1,220,000 and the maximum balance outstanding at any month-end was $4,098,000. The balance outstanding at December 31, 2001 was $4,098,000.

Capital Resources and Capital Adequacy
--------------------------------------

         The Company's shareholders' equity of $43,934,000 at December 31, 2001 remains at a level considered to be adequate by management. Shareholder equity increased from 2000 to 2001 due to a net change in the net unrealized gain/loss on available for sale securities of $1,478,000. Shareholder equity increased from profits in excess of dividends paid to shareholders. Shareholders' equity was $39,122,000 at December 31, 2000 and $35,771,000 at December 31, 1999.

         The regulatory agencies that govern banks require banks to meet certain minimum capital guidelines. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), Federal bank regulatory agencies adopted capital adequacy guidelines which link the adequacy of a bank's capital to the risks inherent in both its on and off balance sheet activities. These guidelines are termed "risk based" capital guidelines and became fully effective on December 31, 1992. As a result, banks are required to have a minimum ratio of Tier 1 capital to total risk-adjusted assets, as defined in the regulations, of not less than 4%, and a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8%. Tier 1 capital consists primarily of the sum of common stock and perpetual noncumulative preferred stock, less goodwill less certain percentages of other intangible assets. Tier 2 capital consists primarily of perpetual preferred stock not qualifying as Tier 1 capital, perpetual debt, mandatory convertible securities, subordinated debt, convertible preferred stock with an original weighted average maturity of at least five years and the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The federal regulatory agencies may require higher ratios in the event of certain circumstances that they, in their discretion, deem to be of sufficient cause to require higher ratios. At December 31, 2001, Bank had a Tier 1 and total capital ratio of 13.7% and 15.0% respectively. At December 31, 2000, Bank had Tier 1 and total capital ratios of 17.0% and 18.1% respectively. At December 31, 1999, Bank had Tier 1 and total capital ratios of 18.4% and 19.6% respectively.

         The Federal and state bank regulatory agencies also require that a bank maintain a minimum leverage capital ratio of Tier 1 capital to average total consolidated assets of at least 3% for the most highly-rated, financially sound banks and a minimum leverage ratio of at least 4% to 5% for all other banks. Adjusted total assets are comprised of total assets less the intangible assets that are deducted from Tier 1 capital. As of December 31, 2001, Bank's leverage ratio was 6.72% compared to 8.7% and 9.0% as of December 31, 2000 and December 31, 1999 respectively.

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

         The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be "well capitalized," an institution is required to have at least a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. However, the regulatory agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one category because of safety and soundness concerns. As of December 31, 2001, 2000, and 1999, Bank met all regulatory requirements to be deemed "well capitalized."

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

         During 2001, the Company purchased 798 shares of its common stock from three shareholders at an average cost of $20.00 per share. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

Employees
---------

         At December 31, 2001, the Company employed approximately 214 full-time and 48 part-time employees. Management highly values and respects its excellent relationship with its employees.

Off-Balance Sheet Risks
-----------------------

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Financial instruments with contractual or notional amounts that represent credit risk at December 31, 2001 were as follows:

(dollars in thousands)                                  Amount of Commitment
                                                       Expiration Per Period
                                                     ------------------------
                                     Total
          Other                     Amounts          Less than         1 to 3
       Commitments                 Committed           1 year          years*
--------------------------------   ---------         ---------         ------
Lines of Credit                    $  20,159            20,159              -

Standby Letters of Credit                281               279              2

Other Commitments**                   13,616            13,616              -
                                   ---------           -------          -----

Total Commitments                  $  34,056            34,054              2
                                   =========           =======          =====

 *No off-balance sheet items had a commitment expiration period of three years or more

**Primarily consists of approved commercial and real estate loans not yet funded

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

Competition
-----------

     The Company services a large portion of the East Texas area with offices in the following counties: Henderson, Overton, Mount Enterprise and Tatum, in Rusk County; Jefferson, in Marion County; Athens, Malakoff and Chandler, in Henderson County; Waskom and Marshall in Harrison County; Longview and White Oak in Gregg County; and Corsicana in Navarro County.

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

Related Party Transactions
--------------------------

     The Bank has had, and is expected to have in the future, banking transactions in the ordinary course of business with certain of the Company's and the Bank's respective directors, executive officers and their "associates." Management of the Company and the Bank believe that all such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See Footnote 4, reflected in the consolidated financial statements.

     At December 31, 2001 the Bank had extensions of credit outstanding to Directors and executive officers (a total of 35 persons) in an aggregate amount of $3,084,000 representing approximately 7.0% of equity capital. The largest amount outstanding by the Bank to any executive officer or director of the Company was $587,000 or 1.3% of equity capital.

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

Recent Accounting Pronouncements
--------------------------------

The following accounting pronouncements have been issued and are listed together with the expected impact on the Company

     In July 21, 2001, the Financial Accounting Standards Board issued two statements--SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 12, 2001, the Company was notified that the partners and employees of Fisk & Robinson, P.C. had joined McGladrey & Pullen, LLP, that the accounting firm of Fisk & Robinson, P.C. ("F&R") would no longer provide auditing services and, therefore, such firm would no longer be the independent auditor for the Company. McGladrey & Pullen, LLP was subsequently appointed as the Company's new auditor.

     The auditor's report from F&R for the Company's past fiscal year ended December 31, 2000 (years prior to 2000 were audited by other auditors) did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to engage McGladrey & Pullen, LLP was approved by the board of directors of the Company.

     During the fiscal year ended December 31, 2000, and the subsequent interim period from January 1, 2001 through October 12, 2001, there were no disagreements with F&R on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

     The Company provided F&R with a copy of the above disclosures in response to Item 304 (a) of Regulation S-K in conjunction with the filing of a Form 8-K dated October 26, 2001. The Company requested that F&R provide the Company with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements made by the Company in response to Item 304 (a) of Regulation S-K, and if not, stating the respects in which it does not agree. On October 26, 2001, F&R responded in a letter that they were in agreement with the Company's statements included in its Form 8-K dated October 26, 2001.

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

     KPMG audited the Company's financial statements for the fiscal years ended December 31, 1999. KPMG's reports on the Company's financial statements for the fiscal year ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal year ended December 31, 1999 and the subsequent interim period through April 19, 2000, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

     During the fiscal year ended December 31, 1999, and the interim period from January 1, 2000 through June 15, 2000, the Company did not consult with F&R regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was either the subject of a disagreement (as defined in paragraph (a) (1) (iv) of Item 304 of Regulation S-K) or a reportable event (as described in paragraph (a)
(1) (v) of Item 304 of Regulation S-K).

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

     Name (age)                       Positions held with the Company
     ----------                       -------------------------------
     David Alford (32)                Director
     Landon Alford (66)               Director and Chairman of the Board
     R.M. Ballenger (81)              Director
     Kenneth R. Black (55)            Vice President
     Stayton M. Bonner, Jr. (49)      Director
     David J. Burks (78)              Director
     Billy Crawford (77)              Director
     Sheila Gresham (47)              Director
     James Michael Kangerga (49)      Director
     J. Mark Mann (46)                Director
     Milton S. McGee, Jr. (52)        Director, President and Chief Executive
                                        Officer
     Charles H. Richardson (80)       Director
     Nelwyn Richardson (52)           Secretary
     Jeff Scribner (45)               Vice President
     Rebecca G. Tanner (46)           Vice President, Treasurer, CFO and CAO
     Tony Wooster (57)                Director
     William E. Wylie (58)            Director

Business Experience
-------------------

     David Alford has served as a director of the Company since November 1999. Mr. Alford has served as a director of the Bank since November 1999 and has served on several committees of the Bank since 1999. Mr. Alford also serves as a director of H.C.B. Inc., a Texas corporation ("HCB") and an affiliate of the Company. Mr. Alford has been employed with Alford Investments since 1991.

     Landon Alford has served as a director of the Company since November 1990 and as a director of the Bank since 1958. Mr. Alford became the Chairman of the Board of Directors of both the Company and the Bank during July 1992. Mr. Alford has served on various Board of Directors' committees at the Bank since 1958. Mr. Alford is also Chairman of the Board of HCB. Mr. Alford has been Managing Partner of Alford Investments since 1959.

     R. M. (Max) Ballenger has served as a director of the Company since November 1990. Mr. Ballenger has served as a director of the Bank since 1980 and has served on several committees of the Bank since 1980. Mr. Ballenger also serves as a director of HCB. Mr. Ballenger has been the owner of Max Ballenger Real Estate & Lease Brokerage for over 25 years.

     Kenneth R. Black has served as Vice President of the Company since 1999. Mr. Black has served as Senior Vice President of the Bank since January 1999. Prior to that, Mr. Black had served as Vice President of the Bank since September 1994.

     Stayton M. Bonner, Jr. has served as director of the Company since November 1990 and as a director of the Bank since February 1984. Mr. Bonner has served on various Board of Directors' committees at the Bank since February 1984. Mr. Bonner also serves as a director of HCB. Mr. Bonner has practiced law since September 1977, has served as a consultant for Odyssey Management since June 1986 and has acted as Foundation Manager for the R.F. and Jessie Shaw Foundation, Inc. since January 1988.

     David J. Burks has served as a director of the Company since November 1990 and as a director of the Bank since 1980. He has served on several of the Board of Directors' committees at the Bank since 1980. Mr. Burks also serves as a director of HCB. Mr. Burks served as President of Burks Tires, Inc. from 1971 until his retirement in 1995.

     Billy Crawford has served as a director of the Company since November 1990 and as a director of the Bank since February 1974. He has served on several of the Bank Board of Directors' committees since February 1974. Mr. Crawford also serves as a director of HCB. Mr. Crawford is a retired funeral director.

     Sheila Gresham has served as a director of the Company and the Bank, since February 1993. Ms. Gresham is currently serving on various committees of the Board of Directors of the Bank. Ms. Gresham also serves as a director of HCB. Ms. Gresham has been a partner of SSS Investments since January 2000 to the present. Ms. Gresham served as President of Smith Chevrolet Company from November 1998 to January 2000 and she served as President of Smith Chevrolet-Oldsmobile-Cadillac Company from August 1993 until November 1998. Prior to that, Ms. Gresham served as President of Smith Chevrolet Company from February 1980 until August 1993.

     James M. Kangerga has served as a director of the Company since November 1990 and as a director of the Bank since March 1989. He has served on numerous committees of the Bank Board of Directors since March 1989. Mr. Kangerga also serves as a director of HCB. Mr. Kangerga has been a real estate broker for Century 21 Heritage Realty since 1983. He has performed bookkeeping functions for M. Kangerga & Bro. since 1983.

     J. Mark Mann has served as a director of the Company and the Bank since January 1992. Mr. Mann has served on various committees of the Board of Directors of the Bank since his election to the Board of Directors. Mr. Mann also serves as a director of HCB. He has been a partner with the law firm of Wellborn, Houston, Atkison, Mann, Sadler, and Hill since 1981.

     Milton S. McGee, Jr. has served as President, Chief Executive Officer and a director of the Company since November 1990. In addition, Mr. McGee has served as President, Chief Executive Officer and director of the Bank since April 1990. He has served on various Committees of the Board of Directors of the Bank since 1990. Mr. McGee also serves as the sole director of the Delaware BHC and he has served in such position since February 1991. He also has served in the following capacities: Chairman of the Board and Chief Executive Officer of Kilgore Federal Savings & Loan Association from November 1989 to March 1990; President and Chief Executive Officer of NCNB Texas in Henderson, Texas from July 1986 to November 1989; and President and Chief Executive Officer of Republic Bank Brownwood from August 1983 to July 1986. Mr. McGee has also serves as President, Chief Executive Officer and director of HCB since April 1990.

     Charles H. Richardson has served as a director of the Company since November 1990 and as a director of the Bank since 1962. He has served on several committees of the Board of Directors of the Bank since 1962. Mr. Richardson also serves as a director of HCB. Prior to his retirement, Mr. Richardson was a professor at Kilgore College.

     Nelwyn Richardson has served as Secretary of the Company since 1990. Ms. Richardson has served as Senior Vice President of the Bank since 1995 and as Vice President since 1979. She has served on the Investment Committee since 1986. Ms. Richardson is also an officer of HCB.

     Jeff Scribner has served as Vice President of the Company since 1999. Mr. Scribner has served as Senior Vice President of the Bank since 1999 and as Vice President since 1995. Prior to that, Mr. Scribner served as Vice President for NationsBank in Dallas for approximately three years. Mr. Scribner has served on the Trust Committee since 1995.

     Rebecca G. Tanner has served as Chief Accounting Officer of the Company since 1990. Since December 1999, she has also served as Vice President, Treasurer and Chief Financial Officer of the Company. Ms. Tanner has served as Vice President and Controller of the Bank since September 1991. Ms. Tanner is also an officer of HCB.

     Tony Wooster has served as a director of the Company and the Bank since February 1993. He is currently serving on various committees of the Board of Directors of the Bank. Mr. Wooster also serves as a director of HCB. Mr. Wooster is past President of the Henderson Economic Development Corporation and previously served as the Mayor of the City of Henderson from 1990 through 1992. Prior to 1990, Mr. Wooster was manager of Morris Furniture Company.

     William E. Wylie has served as a director of the Company since November 1999 and as a director of the Bank since 1999. Mr. Wylie has been a member of various Board of Directors' committees at the Bank since 1999. Mr. Wylie also serves as a director of HCB. Mr. Wylie is an estate and probate attorney in Tyler, Texas.

Family Relationships
--------------------

     Charles Richardson, a director of the Company, HCB, and the Bank, is the uncle of Stayton M. Bonner, Jr., who is also a director of the Company, HCB, and the Bank. David Alford, a director of the Company, HCB, and the Bank, is the son of Landon Alford, who is also a director of the Company, HCB, and the Bank. There are no other family relationships between the members of the Board of Directors or executive officers of the Company or the Bank.

ITEM 11. EXECUTIVE COMPENSATION

         Executive officers of the Company receive no compensation from the Company, but are compensated for their services to the Company by the Bank by virtue of the positions they hold in the Bank. The total compensation for the periods indicated of the executive officers that received compensation in excess of $100,000 is set forth below.

                           Summary Compensation Table

                                                      Annual Compensation
                                  ---------------------------------------------------------------------
                                                                                        All Other
Name and Principal Position           Year           Salary(1)          Bonus        Compensation(2)
-------------------------------------------------------------------------------------------------------
Milton S. McGee, Jr.
President and Chief Executive         2001           $232,800          $90,000           $27,216
Officer of the Company,               2000            222,396           86,600            32,907
the Bank, and HCB                     1999            185,820           93,570            27,558

-------------------------------------------------------------------------------------------------------

Jeff Scribner
Vice President of the Company,        2001            104,480            9,000            14,323
Senior Vice President                 2000             94,920           18,500            13,717
of the Bank                           1999             76,536           18,756            12,010

-------------------------------------------------------------------------------------------------------

Kenneth R. Black
Vice President of the Company,        2001            102,080           10,000            14,487
Senior Vice President                 2000             88,560           10,500            13,179
of the Bank                           1999             70,320           18,220            11,882
-------------------------------------------------------------------------------------------------------

Nelwyn Richardson
Secretary of the Company,             2001            102,080            7,000            13,075
Senior Vice President                 2000             94,200            7,000            12,162
of the Bank                           1999             76,992           19,332            11,651

-------------------------------------------------------------------------------------------------------

Terry Tyson
Senior Vice President                 2001            102,080            7,000            14,459
of the Bank                           2000             90,090            7,000            13,278
                                      1999             72,936           18,656            12,265

-------------------------------------------------------------------------------------------------------

(1)  Includes directors' fees.

(2) Includes life insurance premiums paid on behalf of executive officers of the Company and contributions made by the Bank to the executive officer's account under the Bank's profit sharing plan.

     Certain officers of the Company, HCB and the Bank receive personal benefits in the form of club memberships, personal vacation and travel expenses. The value of such benefits does not exceed the lesser of $50,000 or 10% of the total compensation reported for any such person.

     During 1998, the Company established a Performance and Retention Plan (the "PAR Plan") whereby certain employees are provided incentive compensation opportunities at the discretion of the Compensation Committee of the Board of Directors. Such incentive compensation generally provides vesting over five years.

     The value of potential future payouts, if any, under the PAR Plan are a function of the number of PAR units awarded to the individual and the Company's return on assets or net income after tax at the Bank during the performance period. A more detailed discussion of the PAR Plan is set forth herein. The following table sets forth awards granted under the PAR Plan to the executive officers that received compensation in excess of $100,000 during 2001, 2000 and 1999.

              Long-Term Incentive Plans-Awards in Last Fiscal Year

                                                               Performance           Estimated future
                                                                or Other               payouts under
                                               Number of       Period until     non-stock price-based plans
                                           Shares, Units or     Maturation  --------------------------------------
Name of Individual          Year Granted     Other Rights       or Payout     Threshold     Target     Maximum
------------------------------------------------------------------------------------------------------------------
Milton S. McGee, Jr.            2001              675             1/1/03       $    -      $ 47,250   $ 81,000
Milton S. McGee, Jr.            2000              600             1/1/03            -        42,000     72,000
Milton S. McGee, Jr.            1999              540             1/1/03            -        43,200     64,800

Jeff Scribner                   2001              265             1/1/03            -        18,550     31,800
Jeff Scribner                   2000              210             1/1/03            -        14,700     25,200
Jeff Scribner                   1999              200             1/1/03            -        14,000     24,000

Kenneth R. Black                2001              280             1/1/03            -        19,600     33,600
Kenneth R. Black                2000              200             1/1/03            -        14,000     24,000
Kenneth R. Black                1999              185             1/1/03            -        12,950     22,200

Nelwyn Richardson               2001              225             1/1/03            -        15,750     27,000
Nelwyn Richardson               2000              210             1/1/03            -        14,700     25,200
Nelwyn Richardson               1999              200             1/1/03            -        14,000     24,000

Terry Tyson                     2001              250             1/1/03            -        17,500     30,000
Terry Tyson                     2000              210             1/1/03            -        14,700     25,200
Terry Tyson                     1999              195             1/1/03            -        13,650     23,400

Profit Sharing Plan
-------------------

     The Bank maintains a profit sharing plan pursuant to which each salaried employee of the Bank who is 18 years old or older is eligible for membership following completion of one year of service. The Board of Directors of the Bank determines the amount that the Bank will contribute to the profit sharing plan annually, in accordance with the profitability of the Bank for the particular year or for previous years. Contributions by the Bank are allocated to each member of the plan in the same proportion as the member's compensation bears to the total compensation of all members for that particular year. Contributions allocated to the account of a member vest partially on an annual basis beginning in the third year, with full vesting occurring after seven years of service. Members' accounts are fully vested in the event of normal retirement, death or total disability. The profit sharing plan is administered by the Bank. The Bank's trust department acts as trustee of the plan and invests the Bank's contributions in specified assets as determined by the Board of Directors of the Bank.

     The Bank expensed approximately $454,000 to the profit sharing plan in 2001, $410,000 in 2000 and $368,000 in 1999. The Bank's contributions during 2001, 2000 and 1999 to the accounts of the executive officers that received compensation in excess of $100,000 are as follows. Such amounts are included under the column captioned All Other Compensation in the Summary Compensation Table.

     Name of Individual
     or Number in Group               Contributions of the Bank
     -------------------------------------------------------------------------
                                 2001              2000             1999
                            ---------------- ----------------- ---------------

     Milton S. McGee, Jr.     $ 18,782         $ 25,335          $ 22,789
     Jeff Scribner              14,323           13,717            12,010
     Kenneth R. Black           14,487           13,179            11,882
     Nelwyn Richardson           9,418            8,725             8,284
     Terry Tyson                 9,387            8,350             7,877


Change in Control Agreement
---------------------------

     On June 12, 1995, the Company entered into a Change in Control Agreement (the "Severance Agreement") with Milton S. McGee, Jr., President of the Company ("McGee") as amended on December 16, 1998. The Severance Agreement is designed to provide certain benefits to McGee in the event there are changes in control of the Bank or the Company. Specifically, the Severance Agreement provides that upon a Triggering Termination (as defined in the Severance Agreement), McGee shall have the right to receive a cash lump sum payment equal to 299% of his average annual compensation paid by the Bank and the Company for the five (5) preceding calendar years, provided, however, that such payment is to be reduced to the extent that McGee would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), as a result of "parachute payments" (as defined in the Code) made pursuant to the Severance Agreement or a deduction would not be allowed to the Company for all or any part of such payments by reason of Section 280G(a) of the Code. In addition, for a period of two years from the date of a Change in Control (as defined in the Severance Agreement), or eighteen months from the date of the Triggering Termination, if sooner (the "Benefits Period"), McGee shall continue to receive all health, dental, disability, accident and life insurance plans or arrangements made available by the Company or the Bank in which he or his dependents were participating immediately prior to the date of his termination as if he continued to be an employee of the Company and the Bank, to the extent that participation in any one or more of such plans and arrangements is possible under the terms thereof, provided that if McGee obtains employment with another employer during the Benefits Period, such coverage shall be provided only to the extent that the coverage exceeds the coverage of any substantially similar plans provided by his new employer.

     Under the terms of the Severance Agreement, a Triggering Termination would occur upon the termination of McGee's employment with the Company or the Bank on or after a Change in Control due to either: (i) his resignation for Good Reason (as defined in the Severance Agreement and described herein) or (ii) his involuntary termination by the Bank or the Company, provided that such involuntary termination (as defined in the Severance Agreement) was not a Termination for Cause (as defined in the Severance Agreement and defined herein).

     Under the terms of the Severance Agreement, a Change in Control means and is deemed to have occurred if and when (i) any entity, person or group of persons acting in concert, (other than the current members of the Board of Directors of the Company (the "Board") or any of their descendants) becomes beneficial owner of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company or any successor corporation; (ii) any entity, person or group of persons acting in concert, (other than the Company or the current members of the Board or any of their descendants) becomes beneficial owner of securities of the Bank representing more than fifty percent (50%) of the combined voting power of the Bank or any successor; (iii) the effective date of a merger or consolidation of the Company or the Bank with one or more other corporations or banks as a result of which the holders of the outstanding voting stock of the Company immediately prior to the merger hold less than fifty percent (50%) of the combined voting power of the surviving or resulting corporation or bank; or (iv) the effective date of a transfer of all or substantially all of the property of the Company or the Bank other than to an entity of which the Company or the Bank owns at least eighty percent (80%) of the combined voting power. Notwithstanding the foregoing, no Change in Control is deemed to have occurred for purposes of the Severance Agreement as a result of any transaction or series of transactions involving only the Company, the Bank, any affiliate (within the meaning of Section 23A of the Federal Reserve Act of 1913, as amended), or any of them, or any of their successors.

     Under the terms of the Severance Agreement, resignation for Good Reason means that McGee resigns from his position(s) with the Company or the Bank as a result of any of the following: (i) the assignment to McGee without his consent of any duties inconsistent with his positions, duties, responsibilities and status with the Bank or the Company as in effect immediately before a Change in Control or a detrimental change in his titles or offices as in effect immediately before a Change in Control, or any removal of McGee from or any failure to re-elect McGee to any of such positions, except in connection with the termination of his employment for Cause or as a result of his disability or death; (ii) a reduction of McGee's base salary or overall compensation (which includes benefits payable under any employee benefit plan, program or practice) without the prior written consent of McGee, which is not remedied within ten
(10) calendar days after receipt by the Company of written notice from McGee of such reduction; (iii) a determination by McGee made in good faith that as a result of a Change in Control, he has been rendered unable to carry out, or has been hindered in the performance of, any of the authorities, powers, functions, responsibilities or duties attached to his position with the Company or the Bank immediately prior to the Change in Control, which situation is not remedied within thirty (30) calendar days after receipt by the Company of written notice from McGee of such determination; (iv) the Bank relocates its principal executive offices or requires McGee to have as his principal location of work any location which is in excess of thirty (30) miles from the current location of the Bank or to travel away from his office in the course of discharging his responsibilities or duties hereunder more than thirty (30) consecutive calendar days or an aggregate of more than ninety (90) calendar days in any consecutive three hundred sixty-five (365) calendar-day period without, in either case, his prior consent; or (v) failure by the Company to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to McGee, expressly to assume and agree to perform the Severance Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

     Under the terms of the Severance Agreement, Termination for Cause means that McGee is involuntarily terminated from employment based upon his commission of any of the following: (i) an intentional act of fraud, embezzlement or theft in connection with his duties or in the course of his employment with the Company or the Bank; (ii) intentional wrongful damage to property of the Company or the Bank; (iii) intentional wrongful disclosure of trade secrets or confidential information of the Company or the Bank; (iv) willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order; or (v) intentional breach of fiduciary duty owed to the Company or the Bank involving personal profit, provided, that no act, or failure to act, on the part of McGee is to be deemed "intentional" unless done, or omitted to be done, by McGee not in good faith and without reasonable belief that his action or omission was in the best interest of the Company or the Bank.

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

Non-Qualified Deferred Compensation Plan
----------------------------------------

     On November 18, 1998, the Bank adopted the Citizens National Bank Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan"), effective January 1, 1999, to permit certain select management employees of the Bank to defer the payment of a percentage of their compensation and to provide for certain contributions by the Bank to augment such employees' retirement income in addition to what is provided for under the tax qualified plans of the Bank. The Deferred Compensation Plan is administered by the Bank.

     Persons eligible to participate in the Deferred Compensation Plan are determined by the Chairman of the Compensation Committee or the President of the Bank. Participants may elect to defer up to fifty percent (50%) of compensation. In addition to participant deferral elections, the Bank may, in the discretion of the Board of Directors, make a matching or non-matching contribution each plan year. A separate account is maintained for each participant in the plan to which participant deferrals and contributions made by the Bank are credited. These accounts are held in an irrevocable grantor trust maintained by the Bank, however the trust remains subject to the general creditors of the Bank.

     Amounts deferred at the election of the participant are immediately fully vested. Contributions made by the Bank become vested in a participant's account over a five-year period based on the number of years of service the participant completes with the Bank. All contributions become fully vested upon retirement, disability, and death or upon a change in control of the Bank or the Company. Payment under the Deferred Compensation Plan is made in either a single cash lump sum or in annual payments over a period of years as selected by the participant.

     This summary is qualified in its entirety by the text of the Citizens National Bank Non-Qualified Deferred Compensation Plan.

1998 Performance and Retention Plan
-----------------------------------

     On November 18, 1998, the Bank adopted the Citizens National Bank 1998 Performance and Retention Plan (the "PAR Plan"), effective January 1, 1998, for the purpose of providing incentive compensation opportunities to certain key employees for their past and future services to the Bank and to offer such key employees an inducement to remain as employees. In addition, the PAR Plan is intended to offer an inducement to secure the services of other persons capable of fulfilling key positions by providing incentive compensation opportunities.

     The PAR Plan grants Performance and Retention Units ("PARs") to key employees of the Bank as selected by the committee that administers the PAR Plan. The PARs entitle participants to a cash payment equal to the amount by which the final PAR value exceeds the grant PAR value over the course of the performance period. The grant PAR value is determined by the committee at the beginning of the performance period and is set out in the PAR agreement executed by the Bank and the participant. The final PAR value is determined based upon the performance of financial and non-financial performance goals set by the committee at the beginning of the performance period and is related to the appreciation in the value of the greater of (i) return on assets or (ii) net income after tax at the Bank (before PAR payment of the Bank).

     Upon a participant's termination of employment, other than due to death, disability, retirement, involuntary termination or termination for Good Reason, any outstanding PAR shall terminate and no further accruals shall occur. If a participant is terminated for Cause, payment of the PAR, including any accrued portion is immediately forfeited. Payment of PARs shall be made following the close of the applicable performance period. This summary is qualified in its entirety by the text of the Citizens National Bank 1998 Performance and Retention Plan.

Employee Severance Protection Plan
----------------------------------

     On November 18, 1998, the Bank adopted the Citizens National Bank Employee Severance Protection Plan ("Severance Plan"), effective January 1, 1998, for the purpose of retaining the services of the bank's key officers in the event of a threat of a change in control of the Bank and to ensure their continued dedication and efforts in such event without undue concern for their personal financial and employment security. Persons participating in the bank's PAR Plan also participate in the Severance Plan.

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

     In the event it is determined that any payment or distribution of any type by the Bank to or for the benefit of a participant, whether paid or payable or distributed or distributable pursuant to the terms of the Severance Plan or otherwise would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax, then the participant's payments shall be capped at 2.99 times the participant's average annual compensation during a period as specified in Section 280G of the Code so that the participant will not be liable for assessment of an excise tax on the payment of any termination amounts. This summary is qualified in its entirety by the text of the Citizens National Bank Employee Severance Protection Plan.

Director Compensation
---------------------

     All directors of the Company, HCB and the Bank (except for the Chairman of the Board) were paid a total of $1,200 per month for attending all four Board of Directors' meetings (including committee meetings) and outside directors received an additional $500 in December. The Chairman of the Board received $2,400 per month for attending such meetings. The directors and officers of the Company, the Bank and HCB are elected for terms of one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders
----------------------

     At March 1, 2002, the Company had 396 shareholders of record. The following table sets forth information concerning the securities of the Company owned beneficially at such time by each person, group or entity known by the Company to own beneficially more than 5% of the shares of any class of such securities.



Name and Address of                                Number and Percent of Shares
Beneficial Owner                                     Owned of Company Stock(1)
-------------------                                ----------------------------

Landon Alford                                           140,228 / 7.03%(2)
P. O. Box 67
Henderson, TX 75653


John R. Alford, Jr.                                       165,040 / 8.28%
8100 Hickory Creek Drive
Austin, TX 78735

Stayton M. Bonner, Jr.                                  154,026 / 7.72%(3)
P. O. Box 1833
Henderson, TX 75653

Michael Kangerga                                          132,978 / 6.67%
102 1/2E. Main Street
Henderson, TX 75652


Ella Langdon Alford Trust                                 161,016 / 8.07%
P. O. Box 10
Brixey, MO 65618


Citizens National Bank                                  132,840 / 6.66%(4)
and Stayton M. Bonner, Trustees
P. O. Box 1009
Henderson, TX 75653


(1) Unless otherwise indicated, all shares listed are held of record by the individual indicated with sole power to vote and to dispose of such shares. Percentages are based on 1,994,218 shares outstanding.

(2)  Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

(3) Includes 18,102 shares owned by Odyssey Partners LTD. for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4) The shares are held in three trusts for the benefit of various individuals. Stayton M. Bonner, Jr., a director of the Bank and the Company, is a beneficiary and co-trustee with the Bank of one of the trusts, which owns 44,280 shares, or 2.22% of Company Stock. In addition, it appears that Mr. Bonner is also co-trustee with the Bank (but not a beneficiary) of two such trusts, which own an aggregate of 88,560 shares, or 4.44%, of the Company Stock. The shares held in all three trusts are voted solely by Mr. Bonner.

Management
----------

     The following table sets forth the number of shares of the Company Stock beneficially owned (i) by each director of the Company and (ii) by the directors and executive officers of the Company as a group as of March 1, 2002.

                                                   Number and Percent of Shares
         Name                                       Owned of Company Stock(1)
         ----                                       ----------------------


     Landon Alford                                    140,228 / 7.03%(2)

     David Alford                                       8,932 / 0.45%

     R. M. Ballenger                                    800 / 0.04%

     Stayton M. Bonner, Jr.                           154,026 / 7.72%

     David J. Burks                                     9,775 / 0.49%

     Billy Crawford                                     1,000 / 0.05%

     Sheila Gresham                                     6,120 / 0.31%

     James M. Kangerga                                  9,188 / 0.46%

     J. Mark Mann                                       5,710 / 0.29%(4)

     Milton S. McGee, Jr.                               9,486 / 0.48%(5)

     Charles H. Richardson                              24,160 / 1.21%(6)

     Tony Wooster                                       1,800 / 0.09%(7)

     William E. Wylie                                   12,000 / 0.60%(8)

     Directors and executive officers of the
     Company as a group (17 Persons)                    385,325/ 19.32%(9)

(1) Unless otherwise indicated, all shares listed are held of record by the individual indicated with the sole power to vote and dispose of such shares. Percentages are based on 1,994,218 shares outstanding.

(2)  Includes 2,000 shares owned by Mr. Alford's wife, Phyllis P. Alford.

(3) Includes 18,102 shares owned by Odyssey Partners LTD for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the "Shaw Trusts") are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4)  Shares are held jointly by Mr. Mann and his wife, Debra Mann.

(5)  Shares are held jointly by Mr. McGee and his wife, Sharla McGee.

(6) Includes 2,160 shares held jointly by Mr. Richardson and his wife, Ruebe Gene Shaw Richardson.

(7)  Shares are held jointly by Mr. Wooster and his wife, Sue Wooster.

(8) Includes 3,800 shares owned by Mr. Wylie's wife, Susan Wylie. Includes 3,000 shares controlled by Mr. Wylie as trustee of the Laura Wylie Trust No. One.

(9) Any discrepancy between the actual total of the percentages and the stated total percentage is due to rounding. Includes 1,500 shares held jointly by Nelwyn Richardson and her husband, Bobby Richardson. Includes 600 shares held by Kenneth R. Black.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has had, and is expected to have in the future, banking transactions in the ordinary course of business with certain of the Company's and the Bank's respective directors, executive officers and their "associates." Management of the Company and the Bank believe that all such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See Footnote 3, reflected in the consolidated financial statements included in Item 14.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of Report.

     1.   Financial Statements

          The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

                                                                            Page

          Independent Accountants' Reports                                   53

          Consolidated Balance Sheets at December 31, 2001 and 2000          56

          Consolidated Statements of Income for the years ended
          December 31, 2001, 2000 and 1999                                   57

          Consolidated Statements of Changes in Stockholders' Equity for
          the years Ended December 31, 2001, 2000 and 1999.                  58

          Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999                                   59

          Notes to Consolidated Financial Statements                         61

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

          21.1 Subsidiaries of registrant.

(b)  Reports on Form 8 - K.

     The Company filed a Current Report on Form 8-K dated October 12, 2001, announcing the termination of the firm of Fisk & Robinson, a Professional Corporation as the Company's independent auditors and appointing the firm of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

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

                       HENDERSON CITIZENS BANCSHARES, INC.

                          Consolidated Financial Report

                        December 31, 2001, 2000 and 1999

                        Independent Accountant's Report
                        -------------------------------

To the Board of Directors and Stockholders
Henderson Citizens Bancshares, Inc.


We have audited the accompanying consolidated balance sheet of Henderson Citizens Bancshares, Inc. (the Company) as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended December 31, 2000 were audited by Fisk & Robinson, P.C., whose partners merged with McGladrey & Pullen, LLP effective October 1, 2001 and whose report thereon dated February 23, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henderson Citizens Bancshares, Inc. as of December 31, 2001, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ MCGLADREY & PULLEN, LLP


Dallas, Texas
February 22, 2002

                                      (54)

                          Independent Auditors' Report

The Board of Directors and Stockholders
Henderson Citizens Bancshares, Inc.:


We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Henderson Citizens Bancshares, Inc. and Subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations of Henderson Citizens Bancshares, Inc. and Subsidiaries and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ KPMG LLP
Shreveport, Louisiana
March 3, 2000

                                      (55)

                       HENDERSON CITIZENS BANCSHARES, INC.

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                             (Dollars in Thousands)

                                                                       2001        2000
                                                                       ----        ----
ASSETS
------
Cash and due from banks                                              $ 14,390    $ 11,385
Interest-bearing deposits with financial institutions                  11,946      10,403
Federal funds sold                                                     16,860       4,205
                                                                     --------    --------
      Total cash and cash equivalents                                  43,196      25,993

Securities:
  Available for sale                                                  185,410     155,189
  Held to maturity                                                     57,170      51,245
                                                                     --------    --------
                                                                      242,580     206,434

Loans, net                                                            212,665     169,882

Premises and equipment, net                                            11,302       8,394
Accrued interest receivable                                             4,157       4,320
Other assets                                                           12,285       8,621
                                                                     --------    --------
                                                                     $526,185    $423,644
                                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Deposits:
  Demand - noninterest-bearing                                       $ 70,527    $ 53,111
  NOW accounts                                                         87,781      70,852
  Money market and savings                                             94,844      58,361
  Certificates of deposit and other time deposits                     220,578     196,798
                                                                     --------    --------
      Total deposits                                                  473,730     379,122
Accrued interest payable                                                1,394       1,803
Other borrowings                                                        4,098       1,148
Other liabilities                                                       3,029       2,449
                                                                     --------    --------
                                                                      482,251     384,522
Commitments and contingencies                                          -           -

Stockholders' equity:
  Preferred stock, $5 par value; 2,000,000 shares authorized,
    none issued or outstanding                                         -           -
  Common stock, $5 par value; 10,000,000 shares authorized,
    2,160,000 issued                                                   10,800      10,800
  Additional paid-in capital                                            5,400       5,400
  Retained earnings                                                    29,243      25,894
  Accumulated other comprehensive income (loss)                           903        (575)
  Treasury stock, at cost, 165,582 shares in 2001 and 164,784
    shares in 2000                                                     (2,412)     (2,397)
                                                                     --------    --------
      Total stockholders' equity                                       43,934      39,122
                                                                     --------    --------
                                                                     $526,185    $423,644
                                                                     ========    ========

          See accompanying notes to consolidated financial statements.

                                      (56)

                       HENDERSON CITIZENS BANCSHARES, INC.

                        Consolidated Statements of Income

              For the Years Ended December 31, 2001, 2000, and 1999

                (Dollars in Thousands, Except Per Share Amounts)

                                                               2001        2000        1999
                                                               ----        ----        ----
Interest income:
  Loans, including fees                                      $15,641     $13,061     $11,137
  Securities:
    Taxable - available for sale                               9,214       8,997       7,984
    Taxable - held to maturity                                   481         670       1,196
    Tax-exempt                                                 1,968       2,046       2,220
  Federal funds sold                                             769         300         209
  Interest-bearing deposits with financial institutions          789         453         420
                                                             -------     -------     -------
      Total interest income                                   28,862      25,527      23,166
                                                             -------     -------     -------
Interest expense:
  Deposits:
    NOW accounts                                               1,279       1,715       1,720
    Money market and savings                                   1,953       1,753       1,142
    Certificates of deposit and other time deposits           11,769      10,501       8,706
  Other borrowed funds                                            60          46           8
                                                             -------     -------     -------
      Total interest expense                                  15,061      14,015      11,576
                                                             -------     -------     -------
Net interest income                                           13,801      11,512      11,590

Provision for loan losses                                        777         290         354
                                                             -------     -------     -------
Net interest income after provision for loan losses           13,024      11,222      11,236
                                                             -------     -------     -------
Noninterest income:
  Service charges, commissions and fees                        4,867       2,945       2,785
  Income from fiduciary activities                             1,404       1,306       1,107
  Net realized gains on securities transactions                   65       -             187
  Other                                                        1,052       2,016       1,335
                                                             -------     -------     -------
      Total noninterest income                                 7,388       6,267       5,414
                                                             -------     -------     -------
Noninterest expense:
  Salaries and employee benefits                               9,179       7,998       6,961
  Occupancy and equipment expenses                             2,151       1,770       1,541
  Other                                                        3,931       3,545       3,509
                                                             -------     -------     -------
      Total noninterest expense                               15,261      13,313      12,011
                                                             -------     -------     -------
Income before income tax expense                               5,151       4,176       4,639

Income tax expense                                               785         552         730
                                                             -------     -------     -------
Net income                                                   $ 4,366     $ 3,624     $ 3,909
                                                             =======     =======     =======
Basic earnings per common share                              $  2.19     $  1.81     $  1.94
                                                             =======     =======     =======


          See accompanying notes to consolidated financial statements.

                                      (57)

                       HENDERSON CITIZENS BANCSHARES, INC.

           Consolidated Statements of Changes in Stockholders' Equity

              For the Years Ended December 31, 2001, 2000, and 1999

                (Dollars in Thousands, Except Per Share Amounts)


                                                                                                   Accumulated
                                                                           Additional                Other
                                                       Preferred  Common    Paid-In    Retained  Comprehensive  Treasury
                                                         Stock     Stock    Capital    Earnings  Income (Loss)    Stock    Total
                                                       ---------  -------  ----------  --------  -------------  --------  -------
Balances at January 1, 1999                            $    -     $10,800  $    5,400  $ 21,089  $         649  $ (2,027) $35,911

Comprehensive income:
  Net income                                                -         -           -       3,909            -         -      3,909
  Net change in unrealized gains (losses) on
    securities available for sale, net of tax
    benefit of $1,333                                       -         -           -         -           (2,587)      -     (2,587)
                                                                                                                          -------
      Total comprehensive income                            -         -           -         -              -         -      1,322
Purchase of 5,274 shares of treasury stock                  -         -           -         -              -         (92)     (92)
Cash dividends ($0.68 per share)                            -         -           -      (1,370)           -         -     (1,370)
                                                       ---------  -------  ----------  --------  -------------  --------  -------

Balances at December 31, 1999                               -      10,800       5,400    23,628         (1,938)   (2,119)  35,771

Comprehensive income:
  Net income                                                -         -           -       3,624            -         -      3,624
  Net change in unrealized gains (losses) on
    securities available for sale, net of
    taxes of $702                                           -         -           -         -            1,363       -      1,363
                                                                                                                          -------
      Total comprehensive income                            -         -           -         -              -         -      4,987
Purchase of 15,884 shares of treasury stock                 -         -           -         -              -        (278)    (278)
Cash dividends ($0.68 per share)                            -         -           -      (1,358)           -         -     (1,358)
                                                       ---------  -------  ----------  --------  -------------  --------  -------
Balances at December 31, 2000                               -      10,800       5,400    25,894           (575)   (2,397)  39,122

Comprehensive income:
  Net income                                                -         -           -       4,366            -         -      4,366
  Net change in unrealized gains (losses) on
    securities available for sale, net of
    taxes of $761                                           -         -           -         -            1,478       -      1,478
                                                                                                                          -------
      Total comprehensive income                            -         -           -         -              -         -      5,844
Purchase of 798 shares of treasury stock                    -         -           -         -              -         (15)     (15)
Cash dividends ($0.51 per share)                            -         -           -      (1,017)           -         -     (1,017)
                                                       ---------  -------  ----------  --------  -------------  --------  -------
Balances at December 31, 2001                          $    -     $10,800  $    5,400  $ 29,243  $         903  $ (2,412) $43,934
                                                       =========  =======  ==========  ========  =============  ========  =======


          See accompanying notes to consolidated financial statements.

                                      (58)

                       HENDERSON CITIZENS BANCSHARES, INC.

                      Consolidated Statements of Cash Flows

              For the Years Ended December 31, 2001, 2000, and 1999

                             (Dollars in Thousands)

                                                                  2001         2000         1999
                                                                  ----         ----         ----
Cash flows from operating activities:
  Net income                                                   $  4,366     $   3,624     $  3,909
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Deferred income taxes                                        (336)          (98)        (362)
      Net amortization (accretion) of premium/discount
        on securities                                               163            42          331
      Net realized gains on securities transactions                 (65)            -         (187)
      Provision for loan losses                                     777           290          354
      Depreciation and amortization                               1,484         1,099        1,075
      Net change in:
        Accrued interest receivable                                 814          (656)          42
        Other assets                                              1,262          (886)        (903)
        Accrued interest payable                                   (589)          626         (148)
        Other liabilities                                        (1,047)          862         (606)
      Other                                                          24           (80)          43
                                                               --------     ---------     --------
            Net cash provided by operating activities             6,853         4,823        3,548
                                                               --------     ---------     --------
Cash flows from investing activities:
  Securities available for sale:

    Proceeds from sales                                          12,680           -         31,124
    Proceeds from maturities, paydowns and calls                 72,695        11,297       29,958
    Purchases                                                  (110,075)      (33,190)     (65,710)
  Securities held to maturity:
    Proceeds from maturities, paydowns and calls                 10,240         9,232       22,159
    Purchases                                                   (14,928)            -       (8,426)
  Net increase in loans                                         (13,526)      (26,210)     (15,691)
  Proceeds from sales of premises and equipment and
    other real estate                                               120           378          411
  Purchases of bank premises and equipment                       (2,386)       (2,227)      (1,781)
  Net cash received from acquisitions                             9,653           -            -
  Other                                                               -           -            235
                                                               --------     ---------     --------
            Net cash used in investing activities               (35,527)      (40,720)      (7,721)
                                                               --------     ---------     --------

          See accompanying notes to consolidated financial statements.

                                      (59)

                       HENDERSON CITIZENS BANCSHARES, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

              For the Years Ended December 31, 2001, 2000, and 1999

                             (Dollars in Thousands)

                                                            2001         2000         1999
                                                            ----         ----         ----
Cash flows from financing activities:

  Net change in deposits                                   43,959       23,699        9,703
  Payments on notes payable                                   -            -         (2,282)
  Net proceeds on other borrowings                          2,950        1,148          -
  Cash dividends paid                                      (1,017)      (1,362)      (1,370)
  Purchase of treasury stock                                  (15)        (278)         (92)
                                                          -------     --------     --------
      Net cash provided by financing activities            45,877       23,207        5,959
                                                          -------     --------     --------
Net increase (decrease) in cash and cash equivalents       17,203      (12,690)       1,786

Cash and cash equivalents at beginning of year             25,993       38,683       36,897
                                                          -------     --------     --------
Cash and cash equivalents at end of year                  $43,196     $ 25,993     $ 38,683
                                                          =======     ========     ========

          See accompanying notes to consolidated financial statements.

                                      (60)

                       HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

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

Nature of Operations
--------------------

The Company is principally engaged in traditional community banking activities provided through its fourteen full service branches and its trust and loan production office located in east Texas. Community banking activities include the Company's commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company also operates an insurance agency.

Use of Estimates
----------------

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

Cash Flow Reporting
-------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with financial institutions that have an original maturity under 90 days, and federal funds sold. Generally, federal funds are sold for one-day periods. Cash paid for interest totaled $15,470,000, $13,385,000, and $11,724,000 in 2001, 2000, and
1999. During the same periods, cash paid for income taxes totaled $1,405,000, $805,000, and $1,005,000. Noncash transactions included reductions in loans through the repossession of real estate and other assets totaling $ 238,000, $235,000, and $403,000 in 2001, 2000, and 1999.

                                      (61)

                       HENDERSON CITIZENS BANCSHARES, INC.

Securities
----------

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Management determines the appropriate classification of securities at the time of purchase. Other securities such as stock in the Federal Reserve Bank and the Federal Home Loan Bank are carried at cost and included in other assets.

Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not considered temporary.

Loans
-----

Loans are reported at the principal balance outstanding net of unearned interest and the allowance for loan losses. Interest income is reported on the level-yield interest method, or, in the case of certain installment loans, in a manner that is not materially different from the level-yield interest method.

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

                                      (62)

                       HENDERSON CITIZENS BANCSHARES, INC.

The Company utilizes an internal classification system under which potential problem loans are classified and separately monitored by management. Loans classified as "special mention" are those that contain a weakness that , if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as "substandard" are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as "doubtful" are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as "loss" are those loans that are in the process of being charged-off.

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

                                      (63)

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

Goodwill, net of accumulated amortization, totaled $6,580,000 and $3,821,000 at December 31, 2001 and 2000 and is included in other assets in the accompanying consolidated balance sheets. Amortization of goodwill totaled $391,000, $309,000, and $364,000 in 2001, 2000, and 1999, and is included in other expenses in the accompanying consolidated income statements.

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

Basic Earnings Per Common Share
-------------------------------

Basic earnings per common share is calculated based on the weighted average number of shares outstanding during the year. The weighted average common shares outstanding were 1,994,984 in 2001, 2,000,114 in 2000 and 2,014,578 in 1999.
There are no potentially dilutive common shares. Therefore, diluted earnings per common share is not presented.

                                      (64)

                       HENDERSON CITIZENS BANCSHARES, INC.

Fair Value of Financial Instruments
-----------------------------------

Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

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

Restrictions on Cash
--------------------

The Company was required to have $2,775,000 and $1,789,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2001 and 2000. Deposits with the Federal Reserve Bank do not earn interest.

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

                                      (65)

                       HENDERSON CITIZENS BANCSHARES, INC.

New Accounting Pronouncements
-----------------------------

In July 21, 2001, the Financial Accounting Standards Board issued two statements--SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

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

                                      (66)

                       HENDERSON CITIZENS BANCSHARES, INC.

2.   Business Combinations
     ---------------------

On July 2, 2001, the Company acquired all of the outstanding common shares of Rusk County Bancshares, Inc., an unrelated commercial bank holding company, and its banking subsidiary, Peoples State Bank, for an aggregate purchase price of approximately $12,550,000.

The combination was accounted for using the purchase method of accounting, and resulted in goodwill and other intangibles in an approximate amount of $4,737,000. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

       Cash, cash equivalents and interest bearing deposits       $19,966
       Investment securities                                        4,645
       Loans, net                                                  30,187
       Bank premises and equipment                                  1,553
       Goodwill and other intangibles                               4,737
       Other assets                                                 1,494
                                                                  -------
             Total assets acquired                                 62,582
                                                                  -------
       Noninterest bearing deposits                                11,701
       Interest bearing deposits                                   39,218
       Other liabilities                                            1,764
                                                                  -------
             Total liabilities assumed                             52,683
                                                                  -------
             Net assets acquired                                  $ 9,899
                                                                  =======


Of the $4,737,000 of goodwill and other intangible assets acquired, approximately $2,659,000 has been assigned to core deposit intangibles and is being amortized using the straight-line method over seven years. The residual of approximately $2,078,000 has been recorded as unidentified goodwill and is not being amortized, but is subject to annual impairment tests.

                                      (67)

                       HENDERSON CITIZENS BANCSHARES, INC.

Unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 as though the acquisition had taken place as of January 1, 2000 are as follows (in thousands):

                                                        2001       2000
                                                        ----       ----

       Interest income                               $ 30,488    $ 29,228
       Interest expense                               (15,688)    (15,275)
       Provision for loan losses                         (901)       (338)
       Noninterest income                               7,687       6,859
       Noninterest expense                            (15,886)    (16,065)
       Federal income tax expense                      (1,456)       (778)
                                                     --------    --------
       Net income                                    $  4,237    $  3,631
                                                     ========    ========
       Earnings per common and common equivalent
         share                                       $   2.12    $   1.81
                                                     ========    ========

The above amounts reflect adjustments for amortization of core deposit intangibles, additional depreciation on revalued purchased assets, and foregone interest on earning assets and deposits, net of related tax effects.

On July 10, 2001, the Company entered into a Branch Purchase and Assumption Agreement with Jefferson Heritage Bank, an unrelated commercial bank, to purchase two branches in the East Texas area for a total premium of approximately $998,000. Of the total premium, approximately $375,000 has been allocated to core deposit intangibles and is being amortized using the straight-line method over a period of seven years. The residual amount of $623,000 has been recorded as unidentified goodwill and is being amortized using the straight-line method over a period of fifteen years.

                                      (68)

                       HENDERSON CITIZENS BANCSHARES, INC.

3.       Securities

The amortized cost and estimated fair values of securities available for sale at December 31, 2001 and 2000 were as follows (in thousands of dollars):

                                                                           Gross               Gross              Estimated
                                                     Amortized           Unrealized          Unrealized             Fair
                                                       Cost                Gains               Losses               Value
                                                    -----------         -----------         -----------         ------------
       December 31, 2001:
         U.S. Treasury                              $     8,002         $       301         $       -           $      8,303
         U.S. government agencies                        57,483                 779                (139)              58,123
         Mortgage-backed securities and
           collateralized mortgage obligations          118,555                 742                (313)             118,984
                                                    -----------         -----------         -----------         ------------
                                                    $   184,040         $     1,822         $      (452)        $    185,410
                                                    ===========         ===========         ===========         ============

       December 31, 2000:
         U.S. Treasury                              $    18,015         $        66         $       (17)        $     18,064
         U.S. government agencies                        63,468                 116                (434)              63,150
         Mortgage-backed securities and
           collateralized mortgage obligations           74,578                 181                (784)              73,975
                                                    -----------         -----------         -----------         ------------
                                                    $   156,061         $       363         $    (1,235)        $    155,189
                                                    ===========         ===========         ===========         ============

The amortized cost and estimated fair value of securities held to maturity at December 31, 2001 and 2000 were as follows (in thousands of dollars):

                                                                           Gross               Gross              Estimated
                                                     Amortized           Unrealized          Unrealized             Fair
                                                       Cost                Gains               Losses               Value
                                                    -----------          ----------         -----------         ------------
       December 31, 2001:
         U.S. Treasury                              $       -            $      -           $       -           $        -
         U.S. government agencies                         4,975                 -                   -                  4,975
         State and municipal                             42,137                 501                (611)              42,027
         Mortgage-backed securities and
           collateralized mortgage obligations            7,852                  48                 -                  7,900
         Corporate                                        2,025                  67                 -                  2,092
         Other securities                                   181                   -                  (4)                 177
                                                    -----------          ----------         -----------         ------------

                                                    $    57,170          $      616         $      (615)        $     57,171
                                                    ===========          ==========         ===========         ============

       December 31, 2000:
         State and municipal                        $    42,563          $      344         $      (519)        $     42,388
         Mortgage-backed securities and
           collateralized mortgage obligations            6,423                 -                   (33)               6,390
         Corporate                                        2,047                 -                   (22)               2,025
         Other securities                                   212                 -                    (5)                 207
                                                    -----------          ----------         -----------         ------------

                                                    $    51,245          $      344         $      (579)        $     51,010
                                                    ===========          ==========         ===========         ============

                                      (69)

                       HENDERSON CITIZENS BANCSHARES, INC.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

The amortized cost and estimated fair value of securities at December 31, 2001, by contractual maturity, are shown below (in thousands of dollars). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                   Securities Available for Sale
                                                   -----------------------------
                                                                   Estimated
                                                    Amortized         Fair
                                                       Cost           Value
                                                       ----           -----

   Due in one year or less                           $ 31,692      $ 32,139
   Due after one year through five years               32,217        32,716
   Due after five years through ten years               1,576         1,571
   Due after ten years                                      -             -
   Mortgage-backed securities and collateralized
     mortgage obligations                             118,555       118,984
                                                     --------      --------

                                                     $184,040      $185,410
                                                     ========      ========


                                                   Securities Held to Maturity
                                                   ---------------------------
                                                                   Estimated
                                                     Amortized       Fair
                                                        Cost         Value
                                                        ----         -----

   Due in one year or less                           $  2,029      $  2,052
   Due after one year through five years               16,224        16,597
   Due after five years through ten years              12,349        12,432
   Due after ten years                                 18,716        18,190
   Mortgage-backed securities and collateralized
     mortgage obligations                               7,852         7,900
                                                     --------      --------

                                                     $ 57,170      $ 57,171
                                                     ========      ========


                                      (70)

                       HENDERSON CITIZENS BANCSHARES, INC.

Proceeds from the sales of available for sale securities were $12,680,000 and $31,124,000 in 2001 and 1999 . Gross gains of $90,000 and $194,000 and gross losses of $ 25,000 and $7,000 were recognized on those sales. There were no sales of securities in 2000.

Securities with a carrying value of $86,537,000 and $77,797,000 at December 31, 2001 and 2000, respectively, were pledged to secure public funds on deposit or for other purposes as required or permitted by law.


4.   Loans and Allowance for Loan Losses
     -----------------------------------

Loans at December 31, 2001 and 2000 were as follows (in thousands of dollars):

                                               2001              2000
                                               ----              ----

  Real estate mortgage                        $114,175          $ 88,055
  Commercial and industrial                     62,619            51,026
  Installment and other                         39,093            33,219
                                              --------          --------

        Total                                  215,887           172,300

  Less:  Allowance for loan losses              (3,205)           (2,355)
         Unearned discount                         (17)               63)
                                              --------          --------

        Loans, net                            $212,665          $169,882
                                              ========          ========


The Bank enters into various loans and other transactions in the ordinary course of business with their directors, executive officers, and some of their related business interests. In the opinion of management, these loans and other transactions are made on substantially the same terms as those prevailing at the time for comparable loans and similar transactions with other persons. The amounts of these loans were $3,084,000 and $1,886,000 at December 31, 2001 and 2000. The change during 2001 reflects $2,053,000 in new loans and $855,000 of repayments.

At December 31, 2001 and 2000, the Company had discontinued the accrual of interest on loans aggregating $74,000 and $241,000. Net interest income for 2001 and 2000 would have been higher by $8,900 and $10,560 had interest been accrued at contractual rates on nonperforming loans.

At December 31, 2001 and 2000, the recorded investment in impaired loans was $549,000 and $1,458,000. The average recorded investment in impaired loans for 2001 and 2000 was $1,003,000 and $1,023,000. Interest income of $6,000 and
$139,000 was recognized on these impaired loans for 2001 and 2000.

                                      (71)

                       HENDERSON CITIZENS BANCSHARES, INC.

Changes in the allowance for loan losses are summarized as follows (in thousands of dollars):

                                              2001         2000         1999
                                              ----         ----         ----

    Balance, January 1                        2,355        2,200        1,701
      Provision for loan losses                 777          290          354
      Addition due to acquisition               486            8            -
      Loans charged off                        (633)        (585)        (890)
      Recoveries                                220          442        1,035
                                              -----        -----        -----

    Balance, December 31                      3,205        2,355        2,200
                                              =====        =====        =====


5.   Premises and Equipment
     ----------------------

Premises and equipment at December 31, 2001 and 2000 were as follows (in thousands of dollars):

                                                         2001           2000
                                                         ----           ----

    Land                                               $ 1,684        $ 1,406
    Bank buildings                                       9,435          6,963
    Furniture, fixtures and equipment                    6,645          5,653
    Construction in progress                               303            333
                                                       -------        -------

                                                        18,067         14,355

    Less accumulated depreciation                       (6,765)        (5,961)
                                                       -------        -------

          Premises and equipment, net                  $11,302        $ 8,394
                                                       =======        =======


Amounts charged to operating expenses for depreciation were $ 958,000, $832,000, and $711,000 in 2001, 2000, and 1999.

                                      (72)

                       HENDERSON CITIZENS BANCSHARES, INC.

6.   Deposits
     --------

Included in certificates of deposit and other time deposits at December 31, 2001 and 2000, were $56,987,000 and $47,694,000 of certificates of deposit in denominations of $100,000 or more.

At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands of dollars):

       Years Ending December 31:                              Amount
       ------------------------                               ------

                 2002                                        $177,150
                 2003                                          30,289
                 2004                                           8,161
                 2005                                           1,441
                 2006                                           3,537
                 Thereafter                                         -
                                                             --------

                                                             $220,578
                                                             ========


7.   Other Borrowings
     ----------------

During July 2000, the Company elected the "note option" for its treasury tax and loan deposits instead of the "remittance option". The note option allows the Company to borrow TT&L deposits under an open-ended demand note payable to the Federal Reserve Bank. Interest on the note is payable monthly at 1/4% below the Federal Funds rate (1.51% at December 31, 2001). The note has a maximum limit of $5,000,000 and is secured by certain investment securities. The average balance outstanding under the note during 2001 was $ 1,220,000 and the maximum balance outstanding at any month-end was $ 4,098,000. The balance outstanding at December 31, 2001 and 2000 was $ 4,098,000 and $1,148,000, respectively.

8.   Income Taxes
     ------------

Federal income tax expense (benefit) applicable to income before tax for the years ended December 31, 2001, 2000, and 1999 was as follows (in thousands of dollars):

                        2001            2000            1999
                        ----            ----            ----

       Current           $1,121           $650          $1,092
       Deferred            (336)           (98)           (362)
                         ------           ----          ------

                         $  785           $552          $  730
                         ======           ====          ======


                                      (73)

                       HENDERSON CITIZENS BANCSHARES, INC.

Actual income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2001, 2000, and 1999, to pretax accounting income as follows (in thousands of dollars):

                                             2001        2000        1999
                                             ----        ----        ----

   Computed "expected" tax expense          $ 1,751      $1,420     $1,580
   Increase (decrease) in income taxes
     resulting from:
       Tax-exempt interest                   (1,098)       (920)      (904)
       Other                                    132          52         54
                                            -------      ------     ------

   Actual income tax expense                $   785      $  552     $  730
                                            =======      ======     ======

   Effective tax rate                          15.2%       13.2%      15.7%
                                            =======      ======     ======


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000, are presented below (in thousands of dollars):

                                                            2001       2000
                                                            ----       ----

   Deferred tax assets:
     Allowance for loan losses                             $  577     $  464
     Goodwill and organization costs                           59         65
     Accrued liabilities                                      247         76
     Net unrealized loss on securities available for sale       -        296
     Net loan costs                                           371        273
     Other                                                     65          -
                                                           ------     ------

         Total gross deferred tax asset                     1,319      1,174

   Deferred tax liabilities:
     Investment securities                                     76         58
     Net unrealized gain on securities available for sale     465          -
     Premises and equipment and related accumulated
       depreciation                                           226        206
                                                           ------     ------

         Total gross deferred tax liability                   767        264
                                                           ------     ------

         Net deferred tax asset                            $  552     $  910
                                                           ======     ======


                                      (74)

                       HENDERSON CITIZENS BANCSHARES, INC.


No valuation allowance was recorded against the gross deferred tax asset because management believes that it is more likely than not the gross deferred tax asset will be realized in full. The Company bases its conclusion on various factors, including ongoing profitable operations, as well as significant amounts of taxes available in the carryback period.

Included in other assets in the accompanying consolidated balance sheets are current federal income taxes receivable of $618,000 and $19,000 at December 31, 2001 and 2000. The net deferred federal income tax asset at December 31, 2001 and 2000 is also included in other assets.

9.   Benefit Plans
     -------------

The Company has a 401(k) savings plan which covers substantially all full-time employees with at least one year of service. With respect to employer contributions, vesting under the plan begins in the third year and participants become fully vested after seven years. Contributions are at the discretion of the Board of Directors. The Company expensed $454,000, $410,000, and $368,000 related to the plan for the years ended December 31, 2001, 2000, and 1999.

The Company maintains a non-qualified deferred compensation plan and a performance and retention plan for certain management employees of the Company. Contributions by the Company are at the discretion of the Board of Directors and the plans generally provide for vesting over five years. The Company expensed $ 263,000, $202,000, and $145,000 related to these plans during 2001, 2000, and
1999.

10.  Transaction With Affiliate
     --------------------------

The Company is affiliated with H.C.B., Inc. (HCB). The Board of Directors for both the Company and HCB are the same. HCB has been used, in part, to own certain assets amounting to approximately $1,559,000 and $1,438,000 at December 31, 2001 and 2000 that supervisory agencies have generally not permitted banks to own directly for extended periods of time. During the years ended December 31, 2001, 2000, and 1999, the Company charged HCB a management fee of $ 36,000, $37,000, and $32,000 for various services provided to HCB. The amount charged was considered to be the fair value of services rendered. During 2001, 2000, and 1999, the Bank's trust department charged HCB an additional $18,900, $9,800, and $12,000 for management services related to HCB's mineral interests.

                                      (75)

                      HENDERSON CITIZENS BANCSHARES, INC.


11.  Fair Value of Financial Instruments
     -----------------------------------

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

Off-Balance Sheet Instruments: The fair values of these items are not material
-----------------------------
and are therefore not included in the following schedule.

The estimated fair values of financial instruments at December 31, 2001 and 2000 were as follows (in thousands of dollars):

                                                      2001                        2000
                                                      ----                        ----
                                              Carrying    Estimated       Carrying     Estimated
                                               Amount     Fair Value       Amount     Fair Value
                                               ------     ----------       ------     ----------
       Financial assets:
         Cash and due from banks             $ 14,390      $ 14,390      $ 11,385      $ 11,385
         Interest-bearing deposits with
           financial institutions              11,946        11,946        10,403        10,403
         Federal funds sold                    16,860        16,860         4,205         4,205
         Securities                           242,580       242,581       206,938       206,703
         Loans, net                           212,665       217,126       169,882       170,898
         Accrued interest receivable            4,157         4,157         4,320         4,320

       Financial liabilities:
         Deposits:
           Demand - noninterest-bearing      $ 70,527      $ 70,527      $ 53,111      $ 53,111
           NOW accounts                        87,781        87,781        70,852        70,852
           Money market and savings            94,844        94,844        58,361        58,361
           Certificates of deposit and
             other time deposits              220,578       222,319       196,798       196,843
         Accrued interest payable               1,394         1,394         1,803         1,803
         Other borrowings                       4,098         4,098         1,148         1,148


                                      (76)

                       HENDERSON CITIZENS BANCSHARES, INC.


While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2001 and 2000, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

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

12.  Financial Instruments With Off-Balance Sheet Risk
     -------------------------------------------------

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Financial instruments with contractual or notional amounts that represent credit risk at December 31, 2001 and 2000 were as follows:


                                                    2001              2000
                                                    ----              ----

    Commitments to extend credit                 $33,775,000      $15,660,000
    Standby letters of credit                        281,000          115,000

                                      (77)

                       HENDERSON CITIZENS BANCSHARES, INC.


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

Although the maximum exposure is the amount of these commitments, at December 31, 2001, management anticipates no material losses from such activities.

13.  Commitments and Contingent Liabilities
     --------------------------------------

The Company is involved in legal actions arising from normal business activities. Management believes that these actions will not materially affect the financial position or results of operations of the Company.

14.  Concentrations of Credit Risk
     -----------------------------

The Bank grants real estate, commercial and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Bank has a diversified loan portfolio, a substantial portion (approximately 53% and 51% at December 31, 2001 and 2000) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Bank typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

The Bank has $4,665,000 and $8,122,000 on deposit with the Federal Home Loan Bank of Dallas at December 31, 2001 and 2000.

                                      (78)

                       HENDERSON CITIZENS BANCSHARES, INC.

15.  Regulatory Matters
     ------------------


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the following table. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                                                                                             To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                    Actual           Adequacy Purposes    Action Provisions
                                                    ------           -----------------    -----------------
                                                Amount   Ratio       Amount     Ratio     Amount      Ratio
                                                ------   -----       ------     -----     ------      -----
December 31, 2001:
  Total capital to risk weighted assets:
    Consolidated                                $36,956    15.12%     $19,568     8.00%     $     -       -
    Bank                                         36,622    14.98       19,552     8.00       24,440   10.00%
  Tier I capital to risk weighted assets:
    Consolidated                                 33,899    13.87        9,784     4.00            -       -
    Bank                                         33,565    13.73        9,776     4.00       14,664    6.00
  Tier I capital to average assets:
    Consolidated                                 33,899     6.74       20,119     4.00            -       -
    Bank                                         33,565     6.72       19,967     4.00       24,958    5.00

December 31, 2000:
  Total capital to risk weighted assets:
    Consolidated                                $38,204    18.59%     $16,436     8.00%     $     -       -
    Bank                                         37,923    18.12       16,743     8.00       20,929   10.00%
  Tier I capital to risk weighted assets:
    Consolidated                                 35,849    17.45        8,218     4.00            -       -
    Bank                                         35,568    16.99        8,371     4.00       12,557    6.00
  Tier I capital to average assets:
    Consolidated                                 35,849     8.76       16,374     4.00            -       -
    Bank                                         35,568     8.69       16,374     4.00       20,467    5.00


                                      (79)

                       HENDERSON CITIZENS BANCSHARES, INC.


As of December 31, 2001 and 2000, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to those dates that would change the Bank's capital category.

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

16.  Other Comprehensive Income
     --------------------------

Other comprehensive income for the years ended December 31, 2001, 2000, and 1999 consisted of the following (in thousands of dollars):

                                                  2001       2000       1999
                                                  ----       ----       ----

       Unrealized net holding gain (loss)
         on securities available for sale
         arising during the year                 $1,543     $1,363     $(2,774)
       Less:  Reclassification adjustment
         for net realized gains included in
         net income                                  65          -         187
                                                 ------     ------     -------

       Total other comprehensive income/
         (loss)                                  $1,478     $1,363     $(2,587)
                                                 ======     ======     =======

                                      (80)

                       HENDERSON CITIZENS BANCSHARES, INC.


17.  Parent Company Only Condensed Financial Information
     ---------------------------------------------------

The financial information below summarizes the financial position of Henderson Citizens Bancshares, Inc. (parent company only) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001.

                                 Balance Sheets
                                  (Parent Only)
                           December 31, 2001 and 2000
                             (Dollars in Thousands)

                                                                            2001        2000
                                                                            ----        ----
       ASSETS
       ------

       Cash in subsidiary bank                                             $   649     $   409
       Investment in subsidiaries                                           43,611      38,853
       Other assets                                                            199         199
                                                                           -------     -------

             Total assets                                                  $44,459     $39,461
                                                                           =======     =======

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

       Liabilities:
         Dividends declared                                                $   339     $   339
         Other liabilities                                                     187           -
                                                                           -------     -------

                                                                               525         339
       Stockholders' equity:
         Preferred stock                                                         -           -
         Common stock                                                       10,800      10,800
         Additional paid-in capital                                          5,400       5,400
         Retained earnings                                                  29,243      25,894
         Accumulated other comprehensive income (loss)                         903        (575)
         Treasury stock                                                     (2,412)     (2,397)
                                                                           -------     -------

             Total stockholders' equity                                     43,934      39,122
                                                                           -------     -------

             Total liabilities and stockholders' equity                    $44,459     $39,461
                                                                           =======     =======


                                      (81)

                       HENDERSON CITIZENS BANCSHARES, INC.

                              Statements of Income
                                  (Parent Only)
                  Years Ended December 31, 2001, 2000, and 1999
                             (Dollars in Thousands)

                                                                2001         2000         1999
                                                                ----         ----         ----


       Dividends paid by subsidiary bank                       $10,917      $1,895       $1,445
       Operating expenses                                            -           -            3
                                                               -------      ------       ------

             Income before income taxes and
               (distributions in excess of earnings)
               equity in undistributed earnings of
               subsidiaries                                     10,917       1,895        1,442

       Income tax expense                                            -           -            -
                                                               -------      ------       ------

             Income before equity in undistributed
               earnings of subsidiaries                         10,917       1,895        1,442

       (Distributions in excess of earnings)
         equity in undistributed earnings of
         subsidiaries                                           (6,551)      1,729        2,467
                                                               -------      ------       ------

       Net income                                              $ 4,366      $3,624       $3,909
                                                               =======      ======       ======



                                      (82)

                       HENDERSON CITIZENS BANCSHARES, INC.


                            Statements of Cash Flows
                                  (Parent Only)
                  Years Ended December 31, 2001, 2000, and 1999
                             (Dollars in Thousands)

                                                               2001          2000          1999
                                                               ----          ----          ----
       Operating activities:
         Net income                                            $ 4,366       $3,624       $3,909
         Adjustments to reconcile net income
           to net cash provided by operating
           activities:
             (Distributions in excess of earnings)
               equity in undistributed earnings of
               subsidiaries                                      6,551       (1,729)      (2,467)
             Increase in other assets                                -         (199)           -
             Increase (decrease) in accounts
               payable and other liabilities                       187           (3)        (449)
                                                               -------       ------       ------
                   Net cash provided by operating
                     activities                                 11,104        1,693          993
                                                               -------       ------       ------
        Financing activities:
         Cash dividends paid                                    (1,017)      (1,358)      (1,370)
         Purchase of treasury stock                                (15)        (278)         (92)
                                                               -------       ------       ------
                 Net cash used in financing
                     activities                                 (1,032)      (1,636)      (1,462)
                                                               -------       ------       ------
       Investing activities:
         Purchase of subsidiary bank                            (9,832)           -            -
                                                               -------       ------       ------

       Increase (decrease) in cash                                 240           57         (469)

       Cash at beginning of year                                   409          352          821
                                                               -------       ------       ------

       Cash at end of year                                     $   649       $  409       $  352
                                                               =======       ======       ======


                                      (83)

                       HENDERSON CITIZENS BANCSHARES, INC.


18.  Quarterly Financial Data - Unaudited
     ------------------------------------

Condensed quarterly results of operations for the years ended December 31, 2001 and 2000 were as follows:

                                               Dec. 31    Sept. 30     June 30    March 31
                                              --------    ---------    -------    --------
       December 31, 2001:
       -----------------

       Interest income                          $7,266      $7,648      $6,929      $7,019
       Interest expense                          3,394       3,893       3,810       3,964
                                                ------      ------      ------      ------

       Net interest income                       3,872       3,755       3,119       3,055

       Provision for loan losses                   388         159         120         110
                                                ------      ------      ------      ------

       Net interest income after provision for
         loan losses                             3,484       3,596       2,999       2,945

       Noninterest income                        2,116       1,985       1,721       1,566
       Noninterest expense                       4,375       4,053       3,445       3,388
                                                ------      ------      ------      ------


       Earnings before taxes                     1,225       1,528       1,275       1,123

       Provision for income tax expense            187         228         210         160
                                                ------      ------      ------      ------

       Net earnings                             $1,038      $1,300      $1,065      $  963
                                                ======      ======      ======      ======

       Basic earnings per common share          $ 0.53      $ 0.65      $ 0.53      $ .048
                                                ======      ======      ======      ======

       December 31, 2000:
       -----------------

       Interest income                          $6,742      $6,407      $6,224      $6,154
       Interest expense                          3,912       3,567       3,333       3,203
                                                ------      ------      ------      ------

       Net interest income                       2,830       2,840       2,891       2,951

       Provision for loan losses                    10          90          90         100
                                                ------      ------      ------      ------

       Net interest income after provision for
         loan losses                             2,820       2,750       2,801       2,851

       Noninterest income                        1,949       1,325       1,730       1,263
       Noninterest expense                       3,743       3,121       3,377       3,072
                                                ------      ------      ------      ------

       Earnings before taxes                     1,026         954       1,154       1,042

       Provision for income tax expense            156          86         163         147
                                                ------      ------      ------      ------

       Net earnings                             $  870      $  868      $  991      $  895
                                                ======      ======      ======      ======

       Basic earnings per common share          $ 0.43      $ 0.43      $ 0.50      $ 0.45
                                                ======      ======      ======      ======

                                      (84)

                       HENDERSON CITIZENS BANCSHARES, INC.


19.  Subsequent Event
     ----------------

On December 14, 2001, Citizens Bank entered into a Branch Purchase and Assumption Agreement with Cedar Creek Bank, Seven Points, Texas, to purchase two facilities in Corsicana, Texas. On February 20, 2002, Citizens Bank received approval from the Office of the Comptroller of Currency for the purchase and assumption of the two branches and it is anticipated that these two facilities will be converted to full-service branches of Citizens Bank at the close of business on April 26, 2002.



                                      (85)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HENDERSON CITIZENS BANCSHARES, INC.

                                        By: /s/ Milton S. McGee, Jr.
                                            ------------------------------------
                                        Milton S. McGee, Jr., CPA,President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

                                        By: /s/ Rebecca Tanner
                                            ------------------------------------
                                        Rebecca Tanner
                                        Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer) and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)


Date: March 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signatures                      Title                              Date
                  ----------                      -----                              ----


/s/ Landon Alford                      Director and Chairman of the             March 20, 2002
-----------------------------------              Board
Landon Alford

/s/ David Alford                                 Director                       March 20, 2002
-----------------------------------
David Alford

/s/ R. M. Ballenger                              Director                       March 20, 2002
-----------------------------------
R. M. Ballenger

/s/ Stayton M. Bonner, Jr.                       Director                       March 20, 2002
-----------------------------------
Stayton M. Bonner, Jr.

/s/ D. J. Burks                                  Director                       March 20, 2002
-----------------------------------
D. J. Burks

/s/ Billy Crawford
-----------------------------------              Director                       March 20, 2002
Billy Crawford



/s/ Sheila Gresham                               Director                       March 20, 2002
-----------------------------------
Sheila Gresham

/s/ James Michael Kangerga                       Director                       March 20, 2002
-----------------------------------
James Michael Kangerga

/s/ J. Mark Mann                                 Director                       March 20, 2002
-----------------------------------
J. Mark Mann

/s/ Charles H. Richardson                        Director                       March 20, 2002
-----------------------------------
Charles H. Richardson

/s/ Tony Wooster                                 Director                       March 20, 2002
-----------------------------------
Tony Wooster

/s/ William E. Wylie                             Director                       March 20, 2002
-----------------------------------
William E. Wylie

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The following items will be sent to the shareholders of record of the Company on or before March 29, 2002, and copies of such information shall be sent to the Securities and Exchange Commission on or before such time:

         (1)      Notice of Annual Meeting of Shareholders and Proxy Statement

         (2)      Proxy Card

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                    EXHIBITS

                                     to the

                             FORM 10-K ANNUAL REPORT

                                      under

                       THE SECURITIES EXCHANGE ACT OF 1934
                           for the fiscal year ended:
                                December 31, 2001

                               -------------------

                               HENDERSON CITIZENS
                                BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


             TEXAS                                           75-2371232
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

201 West Main Street
P.O. Box 1009,
Henderson, Texas                                             75653-1009
(Address of principal                                        (Zip Code)
executive offices)
                                 (903) 657-8521
              (Registrant's telephone number, including area code)

                                  EXHIBIT INDEX

Exhibit
--------------------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization, dated February 6, 2001, by and between Henderson Citizens Bancshares, Inc. and Rusk County Bancshares, Inc. (incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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