Form 10-Q
period 2002-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 2002-05-09
CIK 878355

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002 Commission file number: 33-42286

                       HENDERSON CITIZENS BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                    6712                         75-2371232
------------------------------------     ------------------------------------   ----------------------
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

                                 X   Yes   ______No
                               -----


At March 31, 2002, 1,994,218 shares of Common Stock, $5.00 par value, were outstanding.

                       HENDERSON CITIZENS BANCSHARES, INC.
                          QUARTER ENDED MARCH 31, 2002

                                Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements                                                             Page
                                                                                          ----
Consolidated Balance Sheets .......................................................          3

Consolidated Statements of Income .................................................          4

Consolidated Statements of Changes in Stockholders' Equity ........................          5

Condensed Consolidated Statements of Cash Flows ...................................          6

Notes to Consolidated Financial Statements ........................................          7

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ................................................         11

ITEM 3 - Quantitative and Qualitative Disclosure About Market Risk ................         17

PART II - OTHER INFORMATION .......................................................         18

SIGNATURES ........................................................................         19

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                       HENDERSON CITIZENS BANCSHARES, INC.
                           Consolidated Balance Sheets
                  (dollars in thousands, except share amounts)
                                   (unaudited)

                                                                     March 31,       December 31,
                            Assets                                      2002             2001
                            ------                                 ---------------  ---------------
Cash and due from banks                                             $       11,522           14,390
Interest-bearing deposits with financial institutions                        8,455           11,946
Federal funds sold                                                          15,540           16,860
                                                                    --------------  ---------------
                     Total cash and cash equivalents                        35,517           43,196

Securities available for sale, at fair value                               166,576          185,410
Securities held to maturity, estimated fair value of $95,446
     in 2002 and $57,171 in 2001                                            95,555           57,170
                                                                    --------------  ---------------
                                                                           262,131          242,580

Loans, net                                                                 214,441          212,665
Premises and equipment, net                                                 11,163           11,302
Accrued interest receivable                                                  3,432            4,157
Intangible assets                                                           10,024            9,449
Other assets                                                                 3,991            2,836
                                                                    --------------  ---------------
                                                                    $      540,699          526,185
                                                                    ==============  ===============
             Liabilities and Stockholders' Equity
             ------------------------------------
Deposits:

   Demand - non interest-bearing                                            69,647           70,527
   Interest-bearing transaction accounts                                    90,626           87,781
   Money market and savings                                                 95,410           94,844
   Certificates of deposit and other time deposits                         232,914          220,578
                                                                    --------------  ---------------
                      Total deposits                                       488,597          473,730

Accrued interest payable                                                     1,269            1,394
Other borrowings                                                             2,702            4,098
Other liabilities                                                            3,535            3,029
                                                                    --------------  ---------------
                                                                           496,103          482,251
Stockholders' equity:
   Preferred stock, $5 par value; 2,000,000 shares authorized,
     none issued or outstanding                                                  -                -
   Common stock, $5 par value; 10,000,000 shares authorized,
     2,160,000 issued                                                       10,800           10,800
   Surplus                                                                   5,400            5,400
   Retained earnings                                                        30,788           29,243
   Accumulated other comprehensive income                                       25              903
   Treasury stock, 165,782 shares in 2002
        and 165,582 shares in 2001 at cost                                  (2,417)          (2,412)
                                                                    --------------  ---------------
                        Total stockholders' equity                          44,596           43,934

                                                                    --------------  ---------------
                                                                    $      540,699          526,185
                                                                    ==============  ===============

See accompanying notes to consolidated financial statements.

                       HENDERSON CITIZENS BANCSHARES, INC.
                        Consolidated Statements of Income
                  (dollars in thousands, except share amounts)
                                   (unaudited)

                                                                                   Three months
                                                                                  ended March 31,
                                                                              2002              2001
                                                                         ---------------  ---------------
Interest income:
   Loans, including fees                                                 $         3,962            3,576
   Securities:
        Taxable - available for sale                                               1,937            2,360
        Taxable - held to maturity                                                   530              131
        Tax-exempt - held to maturity                                                484              492
   Federal funds sold                                                                104              275
   Interest-bearing deposits with financial institutions                              94              185
                                                                         ---------------  ---------------
          Total interest income                                                    7,111            7,019
                                                                         ---------------  ---------------

Interest expense:
   Deposits:
        Transaction accounts                                                         274              397
        Money market and savings                                                     359              505
        Certificates of deposit and other time deposits                            2,345            3,052
   Other borrowed funds                                                               17               10
                                                                         ---------------  ---------------
          Total interest expense                                                   2,995            3,964
                                                                         ---------------  ---------------

          Net interest income                                                      4,116            3,055

Provision for loan losses                                                            260              110
                                                                         ---------------  ---------------
          Net interest income after provision for loan losses                      3,856            2,945
                                                                         ---------------  ---------------

Noninterest income:
        Service charges, commissions, and fees                                     1,390            1,019
        Income from fiduciary activities                                             369              329
        Net realized gains on securities transactions                                862                3
        Other                                                                        262              215
                                                                         ---------------  ---------------
          Total noninterest income                                                 2,883            1,566
                                                                         ---------------  ---------------

Noninterest expenses:
        Salaries and employee benefits                                             2,660            2,044
        Occupancy and equipment                                                      566              481
        Other                                                                      1,001              863
                                                                         ---------------  ---------------
          Total other expenses                                                     4,227            3,388
                                                                         ---------------  ---------------

Income before income tax expense                                                   2,512            1,123

Income tax expense                                                                   628              160
                                                                         ---------------  ---------------
Net income                                                               $         1,884              963
                                                                         ===============  ===============

Basic earnings per common share                                          $          0.94             0.48
                                                                         ===============  ===============

               Weighted average number of shares outstanding                   1,994,293        1,995,216
                                                                         ===============  ===============

See accompanying notes to consolidated financial statements.

                       HENDERSON CITIZENS BANCSHARES, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)

                                             Three months ended March 31, 2002 and 2001
                                     (dollars in thousands, except share and per share amounts)
                                                                                     Accumulated
                                                                                         Other
                                      Preferred    Common                 Retained    Comprehensive    Treasury
                                        Stock      Stock      Surplus     Earnings    Income (Loss)      Stock         Total
                                      ----------  ---------- ----------  ----------- ----------------  -----------  ------------
Balances at January 1, 2001           $        -      10,800      5,400       25,894             (575)      (2,397)       39,122

Comprehensive income:
     Net Income                                -           -          -          963                -            -           963
     Other comprehensive income:
        Change in net unrealized
        gain (loss) on securities
        available for sale,
        net of tax of $525                     -           -          -            -            1,018            -         1,018
                                                                                                                    ------------
          Total comprehensive income                                                                                       1,981

Cash dividends declared
     ($.17 per share)                          -           -          -         (339)               -            -          (339)

                                      ----------  ---------- ----------  ----------- ----------------  -----------  ------------

Balances at March 31, 2001            $        -      10,800      5,400       26,518              443       (2,397)       40,764
                                      ==========  ========== ==========  =========== ================  ===========  ============


Balances at January 1, 2002           $        -      10,800      5,400       29,243              903       (2,412)       43,934

Comprehensive income:
     Net Income                                -           -          -        1,884                -            -         1,884
     Other comprehensive income:
        Change in net unrealized
        gain (loss) on securities
        available for sale arising
        during the period,
        net of tax of $(452)                   -           -          -            -             (878)           -          (878)
                                                                                                                    ------------
          Total comprehensive income                                                                                       1,006

Purchase of 200 shares of
     treasury stock                            -           -          -            -                -           (5)           (5)

Cash dividends declared
     ($.17 per share)                          -           -          -         (339)               -            -          (339)
                                      ----------  ---------- ----------  ----------- ----------------  -----------  ------------

Balances at March 31, 2002            $        -      10,800      5,400       30,788               25       (2,417)       44,596
                                      ==========  ========== ==========  =========== ================  ===========  ============

See accompanying notes to consolidated financial statements.

                       HENDERSON CITIZENS BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                   Three months ended March 31, 2002 and 2001
                             (dollars in thousands)

                                                                                       2002           2001
                                                                                  -------------   -------------
Net cash provided by operating activities                                         $       1,808           1,112

Investing activities:
     Securities available for sale:
        Sales                                                                            49,953           5,009
        Purchases                                                                       (45,096)        (35,571)
        Maturities and repayments                                                        13,360          23,772
     Securities held to maturity:
        Purchases                                                                       (41,284)              -
        Maturities and repayments                                                         2,852             777
     Net change in loans                                                                 (2,036)           (835)
     Proceeds from sale of premises and equipment
           and other real estate                                                             97              27
     Purchases of bank premises, equipment and software                                    (121)           (543)
                                                                                  -------------   -------------
                       Net cash from investing activities                               (22,275)         (7,364)
                                                                                  -------------   -------------

Financing activities:
     Net increase in deposits                                                            14,867          36,746
     Other borrowed funds                                                                (1,396)            804
     Cash dividends paid                                                                   (678)           (682)
     Purchase of treasury stock                                                              (5)              -
                                                                                  -------------   -------------
                       Net cash from financing activities                                12,788          36,868
                                                                                  -------------   -------------

                       Change in cash and cash equivalents                               (7,679)         30,616
Cash and cash equivalents at beginning of period                                         43,196          25,993
                                                                                  -------------   -------------

Cash and cash equivalents at end of period                                        $      35,517          56,609
                                                                                  =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds                                                 $           -              50
                                                                                  =============   =============

Interest paid                                                                     $       3,120           3,930
                                                                                  =============   =============

See accompanying notes to consolidated financial statements.

                       HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

(1)   Basis of Presentation
      ---------------------

      The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The consolidated financial statements and footnotes included herein should be read in conjunction with the Company's annual consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the three year period ended December 31, 2001 included in the Company's 2001 Form 10-K.

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

(2)   Recent Accounting Pronouncements
      --------------------------------

      In July 2001, the Financial Accounting Standards Board issued two statements--SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which impacts the Company's accounting for its reported goodwill and other intangible assets.

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

      The standards have been applied by the Company, beginning January 1, 2002.
         The Company has not yet completed its initial impairment test, which must be completed by June 30, 2002. However, management believes no significant impairment exists. In accordance with the new standards, goodwill of $65,000 is no longer being amortized. Following is a reconciliation of reported net income and basic earnings per common share to the adjusted amounts assuming the new standards were applied effective January 1, 2001 (in thousands, except per share amounts):

                                                    Three Months Ended March 31,
                                                      2002            2001
                                                      ----            ----

       Reported net income                         $   1,884      $      963

       Add back goodwill amortization                      -              65
                                                   ---------      ----------

       Adjusted net income                         $   1,884      $    1,028
                                                   =========      ==========

       Reported earnings per share                 $    0.94      $     0.48

       Goodwill amortization                               -             .03
                                                   ---------      ----------

       Adjusted earnings per share                 $    0.94      $     0.51
                                                   =========      ==========

                       HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

(3)   Acquisition
      -----------

      On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc. Henderson, Texas, ("RCBI") and its wholly owned indirect banking subsidiary, Peoples State Bank for a purchase price of $12,550,000 in cash. The results of operations of Peoples State Bank have been included in the Company's consolidated income statement since that date. This transaction was accounted for using the purchase method of accounting. Of the $4,737,000 of goodwill and other intangible assets acquired, approximately $2,659,000 has been assigned to core deposit intangibles and is being amortized using the straight-line method over seven years. The residual of approximately $2,078,000 has been recorded as unidentified goodwill and is not being amortized, but is subject to annual impairment tests. The following is condensed pro-forma information for the acquisition of RCBI. Had this transaction occurred previously on January 1, 2001, net interest income for the three months ended March 31, 2001 would have been $3,706,000, while net income for the same period would have been $1,106,000. Basic earnings per share for the three months ended March 31, 2001 would have been $0.55.

(4)   Securities
      ----------

      The amortized cost and estimated fair values of securities available for sale at March 31, 2002 and December 31, 2001, are summarized as follows (in thousands of dollars):

                                                                                 March 31, 2002
                                                -----------------------------------------------------------------------
                                                                        Gross             Gross             Estimated
                                                   Amortized          Unrealized        Unrealized             Fair
                                                     Cost               Gains              Losses              Value
                                                 -------------    ---------------    --------------   -----------------
      U.S. Government agencies                   $      20,812                164              (216)             20,760
      Mortgage-backed securities and
        collateralized mortgage obligations            145,726                619              (529)            145,816
                                                 -------------    ---------------    --------------   -----------------
                                                 $     166,538                783              (745)            166,576
                                                 =============    ===============    ==============   =================

                                                                         December 31, 2001
                                                 ----------------------------------------------------------------------
                                                                        Gross               Gross             Estimated
                                                   Amortized          Unrealized         Unrealized              Fair
                                                     Cost               Gains              Losses               Value
                                                 -------------       -------------   ---------------  -----------------
      U.S. Treasury                              $       8,002                 301                 -              8,303
      U.S. Government agencies                          57,483                 779              (139)            58,123
      Mortgage-backed securities and
           collateralized mortgage obligations         118,555                 742              (313)           118,984
                                                 -------------       -------------   ---------------  -----------------
                                                 $     184,040               1,822              (452)           185,410
                                                 =============       =============   ===============  =================

                       HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

      The amortized cost and estimated fair values of securities held-to-maturity at March 31, 2002 and December 31, 2001 are summarized as follows (in thousands of dollars):

                                                                              March 31, 2002
                                               -------------------------------------------------------------------------
                                                                      Gross              Gross             Estimated
                                                 Amortized          Unrealized        Unrealized             Fair
                                                   Cost               Gains             Losses              Value
                                               -------------   ------------------   ----------------  ------------------
      U.S. Government agencies                 $      24,403                    1               (238)              24,166
      State and municipal                             41,684                  644               (351)              41,977
      Mortgage-backed securities and
       collateralized mortgage obligations            27,289                   40               (255)              27,074
      Corporate                                        2,020                   53                  -                2,073
      Other securities                                   159                    -                 (3)                 156
                                               -------------   ------------------   ----------------  ------------------

                                               $      95,555                  738               (847)              95,446
                                               =============   ==================   ================  ==================

                                                                             December 31, 2001
                                               -------------------------------------------------------------------------
                                                                     Gross               Gross             Estimated
                                                 Amortized         Unrealized          Unrealized            Fair
                                                   Cost              Gains               Losses             Value
                                               -------------   ----------------- -------------------- ------------------
      U.S. Government agencies                 $       4,975                -                       -              4,975
      State and municipal                             42,137              501                    (611)            42,027
      Mortgage-backed securities and
       collateralized mortgage obligations             7,852               48                       -              7,900
      Corporate                                        2,025               67                       -              2,092
      Other securities                                   181                -                      (4)               177
                                               -------------   --------------    -------------------- ------------------
                                               $      57,170              616                    (615)            57,171
                                               =============   ==============    ==================== ==================

                       HENDERSON CITIZENS BANCSHARES, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

(5)   Loans and Allowance for Loan Losses
      -----------------------------------

      The composition of the Company's loan portfolio is as follows (in thousands of dollars)

                                                                   March 31,          December 31,
                                                                     2002                2001
                                                                ----------------    --------------
                     Real estate mortgage                      $         115,417           114,175
                     Commercial and industrial                            65,200            62,619
                     Installment and other                                37,154            39,093
                                                                ----------------    --------------
                               Total                                     217,771           215,887

                     Less:
                        Allowance for loan losses                         (3,319)           (3,205)
                        Unearned discount                                    (11)              (17)
                                                                ----------------    --------------

                               Loans, net                      $         214,441           212,665
                                                                ================    ==============

      Changes in the allowance for loan losses for the three months ended March
           31, 2002 and 2001 summarized as follows (in thousands of dollars):

                                                                  Three months ended March 31,
                                                               -----------------------------------
                                                                      2002             2001
                                                               -----------------    --------------
                Balance, beginning of period                  $            3,205             2,355
                   Provision charged to operating expense                    260               110
                   Charge offs:
                       Commercial, financial, and agriculture                (34)              (58)
                       Real estate-mortgage                                    -               (31)
                       Installment loans to individuals                     (178)             (113)
                   Recoveries:
                       Commercial, financial, and agriculture                  9                 4
                       Real estate-mortgage                                    -                 -
                       Installment loans to individuals                       57                57
                                                               -----------------    --------------

                Balance, March 31                             $            3,319             2,324
                                                               =================    ==============

Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Recent Developments
-------------------

On December 14, 2001, the Bank entered into a Branch Purchase and Assumption Agreement with Cedar Creek Bank, Seven Points, Texas, to purchase two facilities in Corsicana, Texas. On February 20, 2002, Bank received approval from the Office of the Comptroller of Currency for the purchase and assumption of the two branches. These two facilities were converted to full-service branches of the Bank at the close of business on April 26, 2002.

Results of Operations
---------------------

Net income for the first three months of 2002 increased to $1,884,000 compared to $963,000 for the same period in 2001. Net interest income for the three months ended March 31, 2002 was $4,116,000 compared to $3,055,000 for the same period in 2001. The Company made a provision of $260,000 to the allowance for loan losses during the first three months of 2002. A provision of $110,000 was made for loan losses during the same period in 2001. The Company experienced a net gain on securities transactions of $862,000 in the first three months of 2002 compared to a net gain on securities transactions of $3,000 in the first three months of 2001. Noninterest income, excluding net gains on securities transactions, for the first three months of 2002 was $2,021,000 compared to $1,563,000 for the same period in 2001. Total noninterest expenses for the first three months of 2002 were $4,227,000 compared to $3,388,000 for the same period in 2001. Income tax expense for the first three months of 2002 and 2001 was $628,000 and $160,000, respectively.

               Net Interest Income. For the three months ended March 31, 2002,
               -------------------
net interest income was $4,116,000 compared to $3,055,000 for the first three months of 2001. Interest income was up $92,000 during the three months ended March 31, 2002, primarily due to growth as a result of the acquisition of Peoples State Bank in July of 2001. Even though volumes increased on interest-bearing liabilities, interest expense decreased by $969,000 during the three months ended March 31, 2002. This decrease was due to a combination of sharp declines in interest rates paid and, also, as a result of the change in the composition of interest-bearing liabilities due to time deposits representing five percent less of total interest-bearing liabilities at March 31, 2002, than at March 31, 2001.

              Provision for Loan Losses. The provision for loan losses was
              -------------------------
$260,000 for the first three months of 2002 compared to $110,000 for the first three months of 2001. See "Management's Discussion and Analysis of the Financial Condition and Results of Operations of the Company--Allowance for Loan Losses" for a more detailed discussion relative to the provision for loan losses.

               Noninterest Income. Noninterest income, excluding securities
               ------------------
gains/losses, was $2,021,000 for the first three months of 2002 as compared to $1,563,000 in the first three months of 2001. This increase is largely attributable to increases in service charges primarily due to the growth in fees collected for insufficient funds, which is largely attributable to the Peoples State bank acquisition. Increases in trust fee income and increases in mortgage-servicing income realized from the sale of FHLMC loans also contributed to the rise in noninterest income. The Company experienced a net gain on securities transactions of $862,000 for the first three months of 2002 compared to a net gain on securities transactions of $3,000 for the first three months of 2001. Given the level of interest rates on securities maturing in an 18 month period, the Company elected to capture the gain in anticipation of rising interest rates.

              Noninterest Expenses. Noninterest expenses for the three-month
              --------------------
period ended March 31, 2002, were $4,227,000 compared to $3,388,000 during the same period in 2001. The increase in other expenses is due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the acquisition of Peoples State Bank in July of 2001and the acquisition of two former Jefferson Heritage branches in October of 2001. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties.

               Income Taxes. Income tax expense for the first three months of
               ------------
2002 was $628,000, compared to $160,000 in the same period in 2001. The effective tax rates for the first three months of 2002 and 2001 were 25.0% and 14.2%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Financial Condition
-------------------

The Company's total assets at March 31, 2002 of $540,699,000 increased from the total assets at December 31, 2001 of $526,185,000. The Company's loan portfolio grew to $214,441,000 at March 31, 2002, up slightly from $212,665,000 at
December 31, 2001. Total deposits were $488,597,000 at March 31, 2002, compared to the December 31, 2001 total of $473,730,000.

Deposits and Other Borrowings
-----------------------------

Total deposits at March 31, 2002 increased from the December 31, 2001 balances by $14,867,000. This increase was due mostly to an increase in public funds that is partially offset by a decrease in the volume of certificates of deposit.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At March 31, 2002, amounts payable under this note totaled $2,702,000.

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

Cash and cash equivalents decreased $7,679,000 from $43,196,000 at December 31, 2001 to $35,517,000 at March 31, 2002. Cash and cash equivalents represented 6.6% of total assets at March 31, 2002 compared to 8.2% of total assets at December 31, 2001. This decrease was due mainly to excess cash and fed funds being invested in mortgage-backed securities and government agency securities for increased yields. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first three months of 2002 were the net increase in deposits of $14,867,000, securities purchases of $86,380,000, securities sales of $49,953,000 and securities maturities and repayments of 16,212,000.

Capital Resources
-----------------

At March 31, 2002, stockholders' equity totaled $44,596,000, or 8.2% of total assets, compared to $43,934,000, or 8.3% of total assets, at December 31, 2001.

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

The tables below set forth the Consolidated and Citizens National Bank only capital ratios as of March 31, 2002 and December 31, 2001.

                                                   Consolidated      Bank Only
                                                   ------------      ---------
March 31, 2002
--------------
Tier 1 capital to risk-weighted assets ratio           14.4%           14.3%
Total capital to risk-weighted assets ratio            15.7            15.6
Leverage ratio                                          6.7             6.6

December 31, 2001
-----------------
Tier 1 capital to risk-weighted assets ratio           13.9%           13.7%
Total capital to risk-weighted assets ratio            15.1            15.0
Leverage ratio                                          6.7             6.7

As of March 31, 2002 and December 31, 2001, Citizens National Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to March 31, 2002 and December 31, 2001 that would change the Company's or the Citizens National Bank's capital categories.

Loans
-----

The Company's loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $217,771,000 at March 31, 2002 compared to $215,887,000 at December 31, 2001.

As can be seen in the table in Note 5 above, an increase of approximately 4.1% in commercial and industrial loans, an increase of approximately 1.1% in real estate loans, and a decrease of 5.0% in installment loans occurred during the first three months of 2002.

Allowance for Loan Losses
-------------------------

The allowance for loan losses at March 31, 2002 and December 31, 2001 was 1.52% and 1.48% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at March 31, 2002 represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

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

The provision for loan losses for the three months ended March 31, 2002 totaled $260,000 compared to $110,000 for the three months ended March 31, 2001. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for loan growth, particularly higher risk commercial and installment loans.

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

The following is a summary of the Company's problem loans as of March 31, 2002 and December 31, 2001.

                                                        March 31,   December 31,
                                                          2002          2001
                                                      ------------   ----------
                                                        (dollars in thousands)

Nonaccrual loans                                      $         74           74
Restructured loans                                               -            -
Other impaired loans                                           492          475
Loans past due 90+ days and still accruing                     232           18
                                                      ------------   ----------
          Total non-performing loans                  $        798          567
                                                      ============   ==========

Other potential problem loans                         $          -            -
                                                      ============   ==========

Other non-performing assets, other real estate owned  $          -           90
                                                      ============   ==========

Concentration of Credit Risk
----------------------------

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 53.0% at March 31, 2002) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company's loan portfolio included in Note 5 to the consolidated financial statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 83% of the total as of March 31, 2002 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association
(GNMA) with a blend of fixed and floating rate coupons.

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

The Company's MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of March 31, 2002, floating rate securities made up 38% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company's single largest interest-earning asset representing approximately 48% of total assets at March 31, 2002. The investment portfolio totaled $262,131,000 at March 31, 2002, up from $242,580,000 at December 31,
2001. This increase resulted due to an increase in deposits combined with excess cash and fed funds being invested in mortgage-backed securities and government agency securities for increased yields.

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

One strategy used by the Company to reduce the volatility of its net interest income is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 15% of the Company's loan portfolio reprices on at least an annual basis.

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

The Company's 2001 annual report details a table that provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2001. The table is based on information and assumptions set forth in the discussion. The Company believes the assumptions utilized are reasonable. Management believes that no events have occurred since December 31, 2001 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons in the table.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      On April 9, 2002, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year.

      David Alford              Jim Kangerga
      Landon Alford             Milton S. McGee, Jr.
      R. M. Ballenger           J. Mark Mann
      S. M. Bonner, Jr.         Charles Richardson
      D. J. Burks               Tony Wooster
      Billy Crawford            William E. Wylie
      Sheila Smith Gresham

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HENDERSON CITIZENS BANCSHARES, INC.


Date: May 7, 2002                             By: /s/ Milton S. McGee, Jr.
      -----------                                 ------------------------------

                                                   Milton S. McGee, Jr., CPA
                                                   President





Date: May 7, 2002                             By: /s/ Rebecca G. Tanner
      -----------                                 ------------------------------

                                                   Rebecca G. Tanner, CPA
                                                   Vice President, Treasurer,
                                                   Chief Financial Officer and
                                                   Chief Accounting Officer