Form 10-Q
period 2002-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 2002-08-12
CIK 878355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

Commission file number: 33-42286

HENDERSON CITIZENS BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Texas	6712	75-2371232
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

201 West Main Street, P.O. Box 1009
Henderson, Texas 75653-1009
(903) 657-8521
(Address, including ZIP code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  No  ☐

At July 31, 2002, 1,994,218 shares of Common Stock, $5.00 par value, were outstanding.

HENDERSON CITIZENS BANCSHARES, INC.
QUARTER ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

HENDERSON CITIZENS BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)
(unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$12,509	14,390
Interest-bearing deposits with financial institutions	200	4,659
Federal funds sold	21,890	16,860

Total cash and cash equivalents	34,599	35,909
Interest-bearing time deposits	1,784	7,287
Securities available for sale, at fair value	150,220	185,410
Securities held to maturity, estimated fair value of $100,391 in 2002 and $57,171 in 2001	98,720	57,170
Loans, net	220,473	212,665
Premises and equipment, net	11,289	11,302
Accrued interest receivable	3,953	4,157
Intangible assets and goodwill	11,032	10,077
Other assets	4,837	2,208

	$536,907	526,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand—non interest-bearing	72,410	70,527
Interest-bearing transaction accounts	88,092	87,781
Money market and savings	87,083	94,844
Certificates of deposit and other time deposits	236,215	220,578

Total deposits	483,800	473,730
Accrued interest payable	1,220	1,394
Other borrowings	1,704	4,098
Other liabilities	4,007	3,029

	490,731	482,251
Stockholders’ equity:
Preferred stock, $5 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized, 2,160,000 issued	10,800	10,800
Surplus	5,400	5,400
Retained earnings	32,032	29,243
Accumulated other comprehensive income	361	903
Treasury stock, 165,782 shares in 2002 and 165,582 shares in 2001 at cost	(2,417)	(2,412)

Total stockholders’ equity	46,176	43,934

	$536,907	526,185

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$3,978	3,625	7,940	7,201
Securities:
Taxable—available for sale	1,900	2,290	3,837	4,650
Taxable—held to maturity	628	120	1,158	251
Tax-exempt—held to maturity	485	488	969	980
Federal funds sold	79	210	183	485
Interest-bearing deposits with financial institutions	38	196	132	381

Total interest income	7,108	6,929	14,219	13,948

Interest expense:
Deposits:
Transaction accounts	234	319	508	716
Money market and savings	331	466	690	971
Certificates of deposit and other time deposits	2,210	3,015	4,555	6,067
Other borrowed funds	12	10	29	20

Total interest expense	2,787	3,810	5,782	7,774

Net interest income	4,321	3,119	8,437	6,174
Provision for loan losses	230	120	490	230

Net interest income after provision for loan losses	4,091	2,999	7,947	5,944

Noninterest income:
Service charges, commissions, and fees	1,602	1,133	2,992	2,152
Income from fiduciary activities	368	328	737	657
Net realized gains on securities transactions	172	10	1,034	13
Other	274	250	536	465

Total noninterest income	2,416	1,721	5,299	3,287

Noninterest expenses:
Salaries and employee benefits	2,701	2,078	5,361	4,122
Occupancy and equipment	615	486	1,181	967
Other	1,131	881	2,132	1,744

Total other expenses	4,447	3,445	8,674	6,833

Income before income tax expense	2,060	1,275	4,572	2,398
Income tax expense	476	210	1,104	370

Net income	$1,584	1,065	3,468	2,028

Basic earnings per common share	$0.79	0.53	1.74	1.02

Weighted average number of shares outstanding	1,994,218	1,995,216	1,994,255	1,995,216

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
Six months ended June 30, 2002 and 2001
(dollars in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balances at January 1, 2001	$—	10,800	5,400	25,894	(575)	(2,397)	39,122
Comprehensive income:
Net Income	—	—	—	2,028	—	—	2,028
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities arising during the period	—	—	—		1,516	—	1,516
Reclassification adjustment for net realized gains (losses) on available-for-sale securities included in net income	—	—	—	—	(13)	—	(13)

Net unrealized gain (loss)	—	—	—	—	1,503	—	1,503
Tax effect of other comprehensive income	—	—	—	—	(511)	—	(511)

Total other comprehensive income	—	—	—	—	992	—	992

Total comprehensive income	—	—	—	—	—	—	3,020
Cash dividends declared ($.17 per share)	—	—	—	(339)	—	—	(339)

Balances at June 30, 2001	$—	10,800	5,400	27,583	417	(2,397)	41,803

Balances at January 1, 2002	$—	10,800	5,400	29,243	903	(2,412)	43,934
Comprehensive income:
Net Income	—	—	—	3,468	—	—	3,468
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities arising during the period	—	—	—	—	213	—	213
Reclassification adjustment for net realized gains (losses) on available-for-sale securities included in net income	—	—	—	—	(1,034)	—	(1,034)

Net unrealized gain (loss)	—	—	—	—	(821)	—	(821)
Tax effect of other comprehensive income	—	—	—	—	279	—	279

Total other comprehensive income	—	—	—	—	(542)	—	(542)

Total comprehensive income	—	—	—	—	—	—	2,926
Purchase of 200 shares of treasury stock	—	—	—	—	—	(5)	(5)
Cash dividends declared ($.34 per share)	—	—	—	(679)	—	—	(679)

Balances at June 30, 2002	$—	10,800	5,400	32,032	361	(2,417)	46,176

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six months ended June 30, 2002 and 2001
(dollars in thousands)

	2002	2001
Net cash provided by operating activities	$2,583	3,223
Investing activities:
Interest-bearing time deposits:
Purchases	(100)	(2,929)
Maturities	5,603	1,489
Securities available for sale:
Sales	55,120	5,009
Purchases	(45,096)	(42,613)
Maturities and repayments	25,038	36,757
Securities held to maturity:
Purchases	(46,314)	—
Maturities and repayments	4,651	1,437
Net change in loans	(8,143)	(5,732)
Proceeds from sale of premises and equipment and other real estate	117	27
Purchases of bank premises, equipment and software	(516)	(1,032)
Net cash received from acquisition of branch facilities	12,994	—

Net cash from investing activities	3,354	(7,587)

Financing activities:
Net change in deposits	(4,169)	30,252
Net change in short-term borrowings	(2,394)	(1,100)
Cash dividends paid	(679)	(678)
Purchase of treasury stock	(5)	—

Net cash from financing activities	(7,247)	28,474

Change in cash and cash equivalents	(1,310)	24,110
Cash and cash equivalents at beginning of period	35,909	23,712

Cash and cash equivalents at end of period	$34,599	47,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds	$920	627

Interest paid	$5,956	7,916

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

(1)    Basis of Presentation

The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2001, included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2002 (the “2001 Form 10-K”). Refer to the Company’s accounting policies described in the notes to the consolidated financial statements contained in the 2001 Form 10-K which were consistently followed in preparing this Form 10-Q. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002 or any future period.

The preparation of these interim financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The allowance for loan losses, fair values of financial instruments and repossessed assets and the status of contingencies are particularly subject to change.

The accompanying consolidated financial statements of the Company include the accounts of Henderson Citizens Delaware Bancshares, Inc., a Delaware corporation, and its wholly owned subsidiary, Citizens National Bank. The financial statements of Citizens National Bank are consolidated with its wholly owned subsidiaries, HCB Insurance Agency, Inc. and Community Development Corporation (“CDC”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is principally engaged in traditional community banking activities provided through its fourteen full service branches and its trust office located in east Texas. Community banking activities include the Company’s commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company also operates an insurance agency.

Certain amounts in the prior financial statements have been reclassified to conform to the current presentation.

(2)    Recent Accounting Pronouncements

On January 1, 2002, the Company adopted new accounting policies related to goodwill, intangibles and other long-lived assets in accordance with several recently issued accounting pronouncements. Our new accounting policies are discussed below:

Goodwill:    On January 1, 2002, the Company stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. The Company has completed its initial impairment test and no impairment of goodwill was recognized in connection with the adoption of this new policy. Under the new policy, goodwill is assigned to reporting units. Goodwill is then tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

HENDERSON CITIZENS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

Goodwill totaled $5,876,000 at June 30, 2002 and at December 31, 2001.

The following information for the three and six months ended June 30, 2001 presents net income and earnings per share adjusted to exclude goodwill amortization expense recognized during those periods.

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net income	$1,065	$2,028
Add back goodwill amortization	65	130

Adjusted net income	$1,130	$2,158

Reported earnings per share	$.53	$1.02
Add back goodwill amortization	.03	.06

Adjusted earnings per share	$.56	$1.08

Intangible Assets and Other Long-Lived Assets:    Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful life. Intangible assets, premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Intangible assets include mortgage servicing rights, which represent the allocated value of retained servicing on loans sold, and core deposit intangibles recorded in connection with business combinations and branch acquisitions. Mortgage servicing rights totaled $388,000 at June 30, 2002 and $352,000 at December 31, 2001. Core deposit intangibles, net of accumulated amortization totaled $4,768,000 at June 30, 2002 and $3,849,000 at December 31, 2001.

Amortization expense related to core deposit intangibles totaled $80,000 and $168,000 during the three and six months ended June 30, 2002. There was no amortization expense related to core deposit intangibles during the three and six months ended June 30, 2001. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2002 is as follows:

Remainder of 2002	$371,000
2003	741,000
2004	741,000
2005	719,000
2006	714,000
Thereafter	1,482,000

Total	$4,768,000

HENDERSON CITIZENS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

The following accounting standards were issued during the six months ended June 30, 2002:

Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”—SFAS 145 clarifies and simplifies existing accounting pronouncements related to gains and losses from debt extinguishments and certain lease modifications and eliminates certain transitional accounting standards that are no longer necessary. This statement also makes minor technical corrections to various other existing pronouncements. Certain provisions of this statement will become effective for the Company on January 1, 2003, while other provisions became effective for transactions occurring and financial statements issued after May 15, 2002. Adoption of the provisions of this statement that were effective after May 15, 2002 did not have a significant impact on the Company’s financial statements. Furthermore, adoption of the remaining provisions of this statement on January 1, 2003 is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”—SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit of disposal activity. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of this statement on January 1, 2003 is not expected to have a significant impact on the Company’s financial statements.

(3)    Business Combinations and Branch Acquisitions

On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc. Henderson, Texas, (“RCBI”) and its wholly owned indirect banking subsidiary, Peoples State Bank for a purchase price of $12,550,000 in cash. The results of operations of Peoples State Bank have been included in the Company’s consolidated income statement since that date. This transaction was accounted for using the purchase method of accounting. Of the $4,737,000 of goodwill and other intangible assets acquired, approximately $2,659,000 has been assigned to core deposit intangibles and is being amortized using the straight-line method over seven years. The residual of approximately $2,078,000 has been recorded as unidentified goodwill and is not being amortized, but is subject to annual impairment tests. The following is condensed pro-forma information for the acquisition of RCBI. Had this transaction occurred previously on January 1, 2001, net interest income for the six months ended June 30, 2001 would have been $9,689,000, while net income for the same period would have been $3,699,000. Basic earnings per share for the six months ended June 30, 2001 would have been $1.85.

On April 26, 2002, the Company completed the acquisition of two branch facilities in Corsicana, Texas from Cedar Creek Bank of Seven Points, Texas. The Company purchased these branch facilities for $1,068,000. In connection with the acquisition, the Company received $12,994,000 in cash and $155,000 in loans and assumed $14,239,000 in deposits. The Company also recognized core deposit and other intangibles of $1,087,000 which are being amortized using the straight-line method over a period of seven years.

HENDERSON CITIZENS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

(4)    Securities

The amortized cost and estimated fair values of securities available for sale at June 30, 2002 and December 31, 2001, are summarized as follows (in thousands of dollars):

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$15,782	67	—	15,849
Mortgage-backed securities and collateralized mortgage obligations	133,891	855	(375)	134,371

	$149,673	922	(375)	150,220

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$8,002	301	—	8,303
U.S. Government agencies	57,483	779	(139)	58,123
Mortgage-backed securities and collateralized mortgage obligations	118,555	742	(313)	118,984

	$184,040	1,822	(452)	185,410

HENDERSON CITIZENS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

The amortized cost and estimated fair values of securities held to maturity at June 30, 2002 and December 31, 2001, are summarized as follows (in thousands of dollars):

	June 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$29,435	353	—	29,788
State and municipal	41,669	1,126	(34)	42,761
Mortgage-backed securities and collateralized mortgage obligations	25,449	212	(33)	25,628
Corporate	2,014	50	—	2,064
Other securities	153	—	(3)	150

	$98,720	1,741	(70)	100,391

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$4,975	—	—	4,975
State and municipal	42,137	501	(611)	42,027
Mortgage-backed securities and
collateralized mortgage obligations	7,852	48	—	7,900
Corporate	2,025	67	—	2,092
Other securities	181	—	(4)	177

	$57,170	616	(615)	57,171

HENDERSON CITIZENS BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
June 30, 2002

(5)    Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio is as follows (in thousands of dollars)

	June 30, 2002	December 31, 2001
Real estate mortgage	$119,333	114,175
Commercial and industrial	67,185	62,619
Installment and other	37,348	39,093

Total	223,866	215,887
Less:
Allowance for loan losses	(3,386)	(3,205)
Unearned discount	(7)	(17)

Loans, net	$220,473	212,665

Changes in the allowance for loan losses for the three months and six months ended June 30, 2002 and 2001 are summarized as follows (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Balance, beginning of period	$3,319	2,324	3,205	2,355
Provision charged to operating expense	230	120	490	230
Charge offs:
Commercial, financial, and agriculture	(34)	(19)	(68)	(77)
Real estate-mortgage	—	—	—	(31)
Installment loans to individuals	(168)	(99)	(346)	(212)
Recoveries:
Commercial, financial, and agriculture	3	2	12	6
Real estate-mortgage	—	—	—	—
Installment loans to individuals	36	48	93	105

Balance, June 30	$3,386	2,376	3,386	2,376

Item 2.    Management’s Discussion and Analysis of the Financial Condition and Results of Operations of Henderson Citizens Bancshares, Inc. for the Six Months and Three Months Ended June 30, 2002 and 2001

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto, and other financial and statistical information appearing elsewhere in this report.

Forward-Looking Information

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

Results of Operations

Net income for the first six months of 2002 increased to $3,468,000, or $1.74 per share, compared to $2,028,000, or $1.02 per share for the same period in 2001. Net income for the three months ended June 30, 2002 increased to $1,584,000, or $0.79 per share compared to $1,065,000, or $0.53 per share, for the same period in 2001. Details of the components of net income are discussed below.

Net Interest Income.    For the six months ended June 30, 2002, net interest income was $8,437,000 compared to $6,174,000 for the first six months of 2001. Interest income was up $271,000 during the six months ended June 30, 2002, primarily due to growth as a result of the acquisition of Peoples State Bank in July of 2001. Even though volumes increased on interest-bearing liabilities, interest expense decreased by $1,992,000 during the six months ended June 30, 2002. This decrease was due to a decline in the average interest rates paid during the six months ended June 30, 2002, compared to June 30, 2001.

Net interest income for the three-month period ended June 30, 2002 was $4,321,000 compared to $3,119,000 in 2001. Interest income was up $179,000 for the three months ended June 30, 2002, due largely to an increase in the average volume of loans. Interest expense decreased $1,023,000 due to a decline in average interest rates paid in the three months ended June 30, 2002, as compared to the same period in 2001.

Provision for Loan Losses.    The provision for loan losses was $490,000 for the first six months of 2002 compared to $230,000 for the first six months of 2001. For the three months ended June 30, 2002, the Company increased its allowance through a provision of $230,000. The Company increased its allowance for loan losses during the same period in 2001 by a provision of $120,000. See “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of the Company—Allowance for Loan Losses” for a more detailed discussion relative to the provision for loan losses.

Noninterest Income.    Noninterest income, excluding securities gains/losses, was $4,265,000 for the first six months of 2002 as compared to $3,274,000 in the first six months of 2001. This increase is largely attributable to increases in service charges primarily due to the growth in fees collected for insufficient funds, which is largely attributable to the Peoples State Bank acquisition. Increases in trust fee income and increases in mortgage-servicing income realized from the sale of FHLMC loans also contributed to the rise in noninterest income. The Company experienced a net gain on securities transactions of $1,034,000 for the first six months of 2002 compared to a net gain on securities transactions of $13,000 for the first six months of 2001. Given the level of interest rates on securities maturing in an 18-month period, the Company elected to capture most of the gain during the first quarter in anticipation of rising interest rates.

For the three months ended June 30, 2002, noninterest income, excluding securities gains was $2,244,000 compared to $1,711,000 for the same period in 2001. The increase was due primarily to increases in services charges, most notably due to the growth in fees collected for insufficient funds, which increased largely as a result of the acquisition of Peoples State Bank and four branch facilities. The Company experienced a net gain on securities of $172,000 for the three months ended June 30, 2002, compared to a net gain on securities of $10,000 during the same period in 2001.

Noninterest Expenses.    Noninterest expenses for the six-month period ended June 30, 2002, were $8,674,000 compared to $6,833,000 during the same period in 2001. The increase in other expenses is primarily due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the additional expense of employees added in the acquisition of Peoples State Bank in July of 2001, the acquisition of two branch facilities in October of 2001, and the acquisition of two branch facilities in April of 2002. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties. Telephone expenses for the six months ended June 30, 2002 were $219,000 compared to $153,000 for the same period in 2001.

Noninterest expenses for the three-month period ended June 30, 2002, were $4,447,000 compared to $3,445,000 during the same period in 2001. The increase is a result of the same activities noted in the previous paragraph regarding the first six months of 2002. Legal expenses for the three months ended June 30, 2002 were $126,000 compared to $5,000 during the same period in 2001.

Income Taxes.    Income tax expense for the first six months of 2002 was $1,104,000, compared to $370,000 in the same period in 2001. The effective tax rates for the first six months of 2002 and 2001 were 24.1% and 15.4%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended June 30, 2002 and June 30, 2001 were $476,000 and 210,000 respectively. The effective tax rates for the three-month periods ended June 30, 2002 and June 30, 2001 were 23.1% and 16.5%.

Financial Condition

The Company’s total assets at June 30, 2002 of $536,907,000 increased from the total assets at December 31, 2001 of $526,185,000. The Company’s loan portfolio grew to $220,473,000 at June 30, 2002, up slightly from $212,665,000 at December 31, 2001. Total deposits were $483,800,000 at June 30, 2002, compared to the December 31, 2001 total of $473,730,000.

Deposits and Other Borrowings

Total deposits at June 30, 2002 increased from the December 31, 2001 balances by $10,070,000. This increase was due mostly to an increase in public funds that is partially offset by a decrease in the volume of certificates of deposit and an increase in deposits resulting from the acquisition of two branch facilities in Corsicana, Texas.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At June 30, 2002, amounts payable under this note totaled $1,704,000 compared to $4,098,000 at December 31, 2001. The decrease was due to remittances made during the six months ended June 30, 2002.

Liquidity

Liquidity is the ability of the Company to fund customers’ needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution’s financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company’s principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has various federal funds sources from correspondent banks. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents decreased $1,310,000 from $35,909,000 at December 31, 2001 to $34,599,000 at June 30, 2002. Cash and cash equivalents represented 6.4% of total assets at June 30, 2002 compared to 6.8% of total assets at December 31, 2001. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company’s liquidity position is strong based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company’s level of cash and cash equivalents, cash flows and liquidity during the first six months of 2002 were the securities purchases of $91,410,000, securities sales of $55,120,000 and securities maturities and repayments of $29,689,000.

Capital Resources

At June 30, 2002, stockholders’ equity totaled $46,176,000, or 8.6% of total assets, compared to $43,934,000, or 8.3% of total assets, at December 31, 2001.

The Company and its Bank subsidiary, Citizens National Bank, are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors’ accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institution’s capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered “well capitalized.” Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered “well capitalized” and 4.0% to be considered “adequately capitalized.” The leverage ratio is defined as Tier 1 capital divided by adjusted average assets for the most recent quarter.

The tables below set forth the Consolidated and Citizens National Bank only capital ratios as of June 30, 2002 and December 31, 2001.

	Consolidated	Bank Only
June 30, 2002
Tier 1 capital to risk-weighted assets ratio	14.2%	14.1%
Total capital to risk-weighted assets ratio	15.5	15.4
Leverage ratio	6.7	6.6

December 31, 2001
Tier 1 capital to risk-weighted assets ratio	13.9%	13.7%
Total capital to risk-weighted assets ratio	15.1	15.0
Leverage ratio	6.7	6.7

As of June 30, 2002 and December 31, 2001, Citizens National Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to June 30, 2002 and December 31, 2001 that would change the Company’s or the Bank’s capital categories.

Loans

The Company’s loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $223,866,000 at June 30, 2002 compared to $215,887,000 at December 31, 2001.

As can be seen in the table in Note 5 in the accompanying Notes to Consolidated Financial Statements, an increase of approximately 7.3% in commercial and industrial loans, an increase of approximately 4.5% in real estate loans, and a decrease of 4.5% in installment loans occurred during the first six months of 2002.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2002 and December 31, 2001 was 1.51% and 1.48% of outstanding loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at June 30, 2002 represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level, which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management’s review of the loan portfolio, and the consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

The provision for loan losses for the three and six months ended June 30, 2002 totaled $230,000 and $490,000 compared to $120,000 and $230,000 for the three and six months ended June 30, 2001. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for loan growth, particularly higher risk commercial and installment loans.

Non Accrual, Past Due and Restructured Loans

The Company’s policy is to discontinue the accrual of interest income on loans whenever it is determined that reasonable doubt exists with respect to timely collectibility of interest and principal. Loans are placed on nonaccrual status if either material deterioration occurs in the financial position of the borrower, payment in full of interest or principal is not anticipated, payment in full of interest or principal is past due 90 days or more unless well secured, payment in full of interest or principal on a loan is past due 180 days or more, regardless of collateral, or the loan in whole or in part is classified as doubtful. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, interest is no longer accrued or included in interest income and previously accrued income is reversed.

The following is a summary of the Company’s problem loans as of June 30, 2002 and December 31, 2001.

	June 30, 2002	December 31, 2001
	(dollars in thousands)
Nonaccrual loans	$74	74
Restructured loans	—	—
Other impaired loans	5	475
Loans past due 90+ days and still accruing	31	18

Total non-performing loans	$110	567

Other potential problem loans	—	—

Other non-performing assets, other real estate owned	—	90

Concentration of Credit Risk

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 53.3% at June 30, 2002) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company’s loan portfolio included in Note 5 in the accompanying Notes to Consolidated Financial Statements.

Securities

The Investment Committee, under the guidance of the Company’s Investment Policy, assesses the short and long-term needs of the Company after consideration of loan demand, interest rate factors, and prevailing market conditions. Recommendations for purchases and other transactions are then made considering safety, liquidity, and maximization of return to the Company. Management determines the proper classification of securities at the time of purchase. Securities that management does not intend to hold to maturity or that might be sold under certain circumstances are classified as available for sale. If management has the intent and the Company has the ability at the time of purchase to hold the securities until maturity, the securities will be classified as held to maturity.

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 82% of the total as of June 30, 2002 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

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

The Company’s MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of June 30, 2002, floating rate securities made up 35% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company’s single largest interest-earning asset representing approximately 46% of total assets at June 30, 2002. The investment portfolio totaled $248,940,000 at June, 2002, up from $242,580,000 at December 31, 2001. This increase resulted due to an increase in deposits combined with excess cash and proceeds from the maturity of interest-bearing time deposits being invested in mortgage-backed securities and government agency securities for increased yields.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposures are interest rate risk and, to a lesser extent, liquidity risk. The Company does not maintain a trading account for any class of financial instrument and the Company is not affected by foreign currency exchange rate risk or commodity price risk.

Interest rate risk is the risk that the Company’s financial condition will be adversely affected due to movements in interest rates. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. A high ratio of interest sensitive liabilities tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. One of the Company’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Management recognizes certain risks are inherent and that the goal is to measure the effect on net interest income and to adjust the balance sheet to minimize the risk while at the same time maximize income. Accordingly, the Company places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on either an immediate rise or fall in interest rates (rate shock) over a twelve-month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities as well as projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company’s historical core deposits. Management considers the Company’s market risk to be acceptable at this time.

One strategy used by the Company to reduce the volatility of its net interest income is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 16% of the Company’s loan portfolio reprices on at least an annual basis.

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

The Company’s 2001 annual report details a table that provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2001. The table is based on information and assumptions set forth in the discussion. The Company believes the assumptions utilized are reasonable. Management believes that no events have occurred since December 31, 2001 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons in the table.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

On April 9, 2002, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year.

David Alford
Landon Alford
R.M. Ballenger
S.M. Bonner, Jr.
D.J. Burks
Billy Crawford
Sheila Smith Gresham
Jim Kangerga
Milton S. McGee, Jr.
J. Mark Mann
Charles Richardson
Tony Wooster
William E. Wylie

Regarding the election of directors, the Balloting and Credentials Committee reported that 1,156,086 shares were voted by proxy and 198,940 shares voted in person, giving total shares voted at 67.95% of total shares outstanding.

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

Exhibit 99.1, Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENDERSON CITIZENS BANCSHARES, INC.

By:	/s/ MILTON S. MCGEE, JR.
Milton S. McGee, Jr., CPA President

Date: August 12, 2002

By:	/s/ REBECCA G. TANNER
Rebecca G. Tanner CPA Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer

Date: August 12, 2002