Form 10-Q
period 2002-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 2002-11-12
CIK 878355

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Yes  ☒    No  ☐

At October 31, 2002, 1,994,218 shares of Common Stock, $5.00 par value, were outstanding.

HENDERSON CITIZENS BANCSHARES, INC.
QUARTER ENDED SEPTEMBER 30, 2002

Part I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Balance Sheets—unaudited
(dollars in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$14,536	14,390
Interest-bearing deposits with financial institutions	1,317	4,659
Federal funds sold	12,170	16,860

Total cash and cash equivalents	28,023	35,909

Interest-bearing time deposits	695	7,287
Securities available for sale, at fair value	166,061	185,410
Securities held to maturity, estimated fair value of $98,171 in 2002 and $57,171 in 2001	94,940	57,170

Loans, net	224,589	212,665
Premises and equipment, net	11,199	11,302
Accrued interest receivable	3,496	4,157
Goodwill	5,876	5,876
Intangible assets	5,020	4,201
Other assets	5,324	2,208

	$545,223	526,185

Liabilities and Stockholders’ Equity
Deposits:
Demand—non interest-bearing	$73,887	70,527
Interest-bearing transaction accounts	82,758	87,781
Money market and savings	81,071	94,844
Certificates of deposit and other time deposits	250,867	220,578

Total deposits	488,583	473,730

Accrued interest payable	1,113	1,394
Other borrowings	3,029	4,098
Other liabilities	5,159	3,029

	497,884	482,251
Stockholders’ equity:
Preferred stock, $5 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized, 2,160,000 issued	10,800	10,800
Surplus	5,400	5,400
Retained earnings	32,771	29,243
Accumulated other comprehensive income	785	903
Treasury stock, 165,782 shares in 2002 and 165,582 shares in 2001, at cost	(2,417)	(2,412)

Total stockholders’ equity	47,339	43,934

	$545,223	526,185

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Income—unaudited
(dollars in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Interest income:
Loans, including fees	$4,016	4,277	11,956	11,478
Securities:
Taxable—available for sale	1,697	2,277	5,534	6,927
Taxable—held to maturity	604	125	1,762	376
Tax-exempt—held to maturity	490	496	1,459	1,476
Federal funds sold	70	155	253	640
Interest-bearing deposits with financial institutions	28	318	160	699

Total interest income	6,905	7,648	21,124	21,596

Interest expense:
Deposits:
Transaction accounts	222	318	730	1,034
Money market and savings	232	544	922	1,515
Certificates of deposit and other time deposits	2,251	3,021	6,806	9,088
Other borrowed funds	16	10	45	30

Total interest expense	2,721	3,893	8,503	11,667

Net interest income	4,184	3,755	12,621	9,929

Provision for loan losses	250	159	740	389

Net interest income after provision for loan losses	3,934	3,596	11,881	9,540

Noninterest income:
Service charges, commissions, and fees	1,657	1,287	4,649	3,439
Income from fiduciary activities	369	328	1,106	985
Net realized gains on securities transactions	31	52	1,065	65
Other	302	318	838	783

Total noninterest income	2,359	1,985	7,658	5,272

Noninterest expenses:
Salaries and employee benefits	2,885	2,444	8,246	6,566
Occupancy and equipment	674	607	1,855	1,574
Other	1,407	1,002	3,539	2,746

Total other expenses	4,966	4,053	13,640	10,886

Income before income tax expense	1,327	1,528	5,899	3,926
Income tax expense	250	228	1,354	598

Net income	$1,077	1,300	4,545	3,328

Basic earnings per common share	$0.54	0.65	2.28	1.67

Weighted average number of shares outstanding	1,994,218	1,995,016	1,994,243	1,995,149

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity—unaudited
Nine months ended September 30, 2002 and 2001
(dollars in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at January 1, 2001	$—	10,800	5,400	25,894	(575)	(2,397)	39,122
Comprehensive income:
Net Income	—	—	—	3,328	—	—	3,328
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities arising during the period	—	—	—	—	2,870	—	2,870
Reclassification adjustment for net realized (gains) losses on available-for- sale securities included in net income	—	—	—	—	(65)	—	(65)

Net unrealized gain	—	—	—	—	2,805	—	2,805
Tax effect of other comprehensive income	—	—	—	—	(954)	—	(954)

Total other comprehensive income	—	—	—	—	1,851	—	1,851

Total comprehensive income	—	—	—	—	—	—	5,179
Purchase of 400 shares of treasury stock	—	—	—	—	—	(8)	(8)
Cash dividends declared ($.34 per share)	—	—	—	(680)	—	—	(680)

Balances at September 30, 2001	—	10,800	5,400	28,542	1,276	(2,405)	43,613

Balances at January 1, 2002	$—	10,800	5,400	29,243	903	(2,412)	43,934
Comprehensive income:
Net Income	—	—	—	4,545	—	—	4,545
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities arising during the period	—	—	—	—	886	—	886
Reclassification adjustment for net realized (gains) losses on available-for- sale securities included in net income	—	—	—	—	(1,065)	—	(1,065)

Net unrealized loss	—	—	—	—	(179)	—	(179)
Tax effect of other comprehensive income	—	—	—	—	61	—	61

Total other comprehensive income	—	—	—	—	(118)	—	(118)

Total comprehensive income	—	—	—	—	—	—	4,427
Purchase of 200 shares of treasury stock	—	—	—	—	—	(5)	(5)
Cash dividends declared ($.51 per share)	—	—	—	(1,017)	—	—	(1,017)

Balances at September 30, 2002	$—	10,800	5,400	32,771	785	(2,417)	47,339

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows—unaudited
Nine months ended September 30, 2002 and 2001
(dollars in thousands)

	2002	2001
Net cash provided by operating activities	$5,529	10,033

Investing activities:
Interest-bearing time deposits:
Purchases	(100)	(5,806)
Maturities	6,692	1,589
Securities available for sale:
Sales	59,162	12,680
Purchases	(82,555)	(77,547)
Maturities and repayments	43,044	54,371
Securities held to maturity:
Purchases	(49,105)	(231)
Maturities and repayments	11,141	2,754
Net change in loans	(12,613)	(11,810)
Proceeds from sale of premises and equipment and other real estate	135	59
Purchases of bank premises, equipment and software	(733)	(1,537)
Net cash received from business combinations and acquisitions of branch facilities	12,994	9,653

Net cash from investing activities	(11,938)	(15,825)

Financing activities:
Net change in deposits	614	35,603
Net change in short-term borrowings	(1,069)	983
Cash dividends paid	(1,017)	(680)
Purchase of treasury stock	(5)	(8)

Net cash from financing activities	(1,477)	35,898

Change in cash and cash equivalents	(7,886)	30,106
Cash and cash equivalents at beginning of period	35,909	25,993

Cash and cash equivalents at end of period	$28,023	56,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds	$1,223	936

Interest paid	$8,784	11,710

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements—unaudited
September 30, 2002

(1)    Basis of Presentation

The accompanying consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2001, included in the Company’s annual report on Form 10-K filed with the SEC on March 29, 2002 (the “2001 Form 10-K”). Refer to the Company’s accounting policies described in the notes to the consolidated financial statements contained in the 2001 Form 10-K which were consistently followed in preparing this Form 10-Q. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002 or any future period.

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

Goodwill:    On January 1, 2002, the Company stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. The Company has completed its initial impairment test and no impairment of goodwill was recognized in connection with the adoption of this new policy. Under the new policy goodwill is assigned to reporting units. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements
September 30, 2002

The following information for the three and nine months ended September 30, 2001 presents net income and earnings per share adjusted to exclude goodwill amortization expense recognized during those periods.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net income	$1,300	$3,328
Add back goodwill amortization	65	195

Adjusted net income	$1,365	$3,523

Reported earnings per share	$.65	$1.67
Add back goodwill amortization	.03	.10

Adjusted earnings per share	$.68	$1.77

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

Intangible assets include mortgage servicing rights, which represent the allocated value of retained servicing on loans sold, and core deposit intangibles recorded in connection with business combinations and branch acquisitions. Mortgage servicing rights totaled $425,000 at September 30, 2002 and $352,000 at December 31, 2001. Core deposit intangibles, totaled $4,595,000 at September 30, 2002 and $3,849,000 at December 31, 2001(net of accumulated amortization of $321,000 and $46,000).

Amortization expense related to core deposit intangibles totaled $173,000 and $341,000 during the three and nine months ended September 30, 2002. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2002 is as follows:

Remainder of 2002	$186,000
2003	743,000
2004	743,000
2005	721,000
2006	716,000
Thereafter	1,486,000

Total	$4,595,000

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements
September 30, 2002

The following accounting standards were issued during the nine months ended September 30, 2002:

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

SFAS No. 147, “Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation (FIN) No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires such transactions be accounted for in accordance with SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, SFAS 147 amends SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS 147 became effective on October 1, 2002. Adoption of this statement did not have a significant impact on our financial statements.

(3)    Business Combinations and Branch Acquisitions

On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc. Henderson, Texas, (“RCBI”) and its wholly owned indirect banking subsidiary, Peoples State Bank for a purchase price of $12,550,000 in cash. The results of operations of Peoples State Bank have been included in the Company’s consolidated income statement since that date. This transaction was accounted for using the purchase method of accounting. Of the $4,737,000 of goodwill and other intangible assets acquired, approximately $2,659,000 has been assigned to core deposit intangibles and is being amortized using the straight-line method over seven years. The residual of approximately $2,078,000 has been recorded as goodwill and is not being amortized, but is subject to annual impairment tests. The following is condensed pro-forma information for the acquisition of RCBI. Had this transaction occurred previously on January 1, 2001, net interest income for the nine months ended September 30, 2001 would have been $11,181,000, while net income for the same period would have been $3,559,000. Basic earnings per share for the nine months ended September 30, 2001 would have been $1.78.

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

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements
September 30, 2002

(4)    Securities

The amortized cost and estimated fair values of securities available for sale at September 30, 2002 and December 31, 2001, are summarized as follows (in thousands of dollars):

	September 30, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$23,057	209	—	23,266
Mortgage-backed securities and collateralized mortgage obligations	141,818	1,204	(227)	142,795

	$164,875	1,413	(227)	166,061

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury	$8,002	301	—	8,303
U.S. Government agencies	57,483	779	(139)	58,123
Mortgage-backed securities and collateralized mortgage obligations	118,555	742	(313)	118,984

	$184,040	1,822	(452)	185,410

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements
September 30, 2002

The amortized cost and estimated fair values of securities held to maturity at September 30, 2002 and December 31, 2001, are summarized as follows (in thousands of dollars):

	September 30 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$27,437	455	—	27,892
State and municipal	43,304	2,242	—	45,546
Mortgage-backed securities and collateralized mortgage obligations	22,162	502	—	22,664
Corporate	2,009	32	—	2,041
Other securities	28	—	—	28

	$94,940	3,231	—	98,171

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$4,975	—	—	4,975
State and municipal	42,137	501	(611)	42,027
Mortgage-backed securities and collateralized mortgage obligations	7,852	48	—	7,900
Corporate	2,025	67	—	2,092
Other securities	181	—	(4)	177

	$57,170	616	(615)	57,171

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements
September 30, 2002

(5)    Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio is as follows (in thousands of dollars)

	September 30, 2002	December 31, 2001
Real estate mortgage	$126,756	114,175
Commercial and industrial	64,837	62,619
Installment and other	36,416	39,093

Total	228,009	215,887

Less:
Allowance for loan losses	(3,416)	(3,205)
Unearned discount	(4)	(17)

Loans, net	$224,589	212,665

Changes in the allowance for loan losses for the three months and nine months ended September 30, 2002 and 2001 are summarized as follows (in thousands of dollars):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Balance, beginning of period	$3,386	2,376	3,205	2,355
Provision charged to operating expense	250	159	740	389
Addition from acquisition	—	536	—	536

Charge offs:
Commercial, financial, and agriculture	(43)	—	(111)	(77)
Real estate mortgage	(27)	—	(27)	(31)
Installment loans to individuals	(236)	(221)	(582)	(433)

Recoveries:
Commercial, financial, and agriculture	5	—	17	6
Real estate mortgage	—	—	—	—
Installment loans to individuals	81	82	174	187

Balance, September 30	$3,416	2,932	3,416	2,932

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

Results of Operations

Net income for the first nine months of 2002 increased to $4,545,000, or $2.28 per share, compared to $3,328,000, or $1.67 per share for the same period in 2001. Net income for the three months ended September 30, 2002 decreased to $1,077,000, or $0.54 per share compared to $1,300,000, or $0.65 per share, for the same period in 2001. Details of the components of net income are discussed below.

Net Interest Income.    Net interest income for the nine months ended September 30, 2002 was $12,621,000, an increase of $2,692,000 for the nine months when compared to the same period in 2001. Average interest-earning assets increased $80,753,000, while the net interest margin increased from 3.37% at September 30, 2001 to 3.70% at September 30, 2002. Total interest income decreased $472,000 during the nine months ended September 30, 2002. The decrease was a result of a decrease in the average yield on interest-bearing assets from 6.99% at September 30, 2001 to 5.98% at September 30, 2002. Even though volumes increased on average interest-bearing liabilities by $44,759,000, interest expense decreased by $3,164,000 during the nine months ended September 30, 2002. This decrease was attributable to a decrease in the average yield on interest-bearing liabilities from 4.30% at September 30, 2001to 2.72% at September 30, 2002.

Net interest income for the three-month period ended September 30, 2002 was $4,184,000 compared to $3,755,000 in 2001. Interest income was down $743,000 for the three months ended September 30, 2002, due largely to a significant decrease of 92 basis points in the average rates earned in the third quarter of 2002 compared to the same period in 2001. Interest expense decreased $1,172,000 due to a decline in average interest rates paid from 3.98% in the three months ended September 30, 2001, compared to 2.63% for the same period in 2002.

Provision for Loan Losses.    The provision for loan losses was $740,000 for the first nine months of 2002 compared to $389,000 for the first nine months of 2001, and $250,000 for the three months ended September 30, 2002, compared to $159,000 in the same period in 2001. See “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of the Company—Allowance for Loan Losses” for a more detailed discussion relative to the provision for loan losses.

Noninterest Income.    Noninterest income, excluding securities gains/losses, was $6,593,000 for the first nine months of 2002 as compared to $5,207,000 in the first nine months of 2001. This increase is largely attributable to increases in service charges primarily due to the growth in fees collected for insufficient funds, which is largely attributable to the Peoples State Bank acquisition in July 2001 and the acquisition of four new branch facilities. Increases in trust fee income and increases in mortgage-servicing income realized from the sale of FHLMC loans also contributed to the rise in noninterest income. The Company experienced a net gain on securities transactions of $1,065,000 for the first nine months of 2002 compared to a net gain on securities transactions of $65,000 for the first six months of 2001. Given the level of interest rates on securities maturing in an 18-month period, the Company elected to capture most of the gain during the first quarter in anticipation of rising interest rates.

For the three months ended September 30, 2002, noninterest income, excluding securities gains was $2,328,000 compared to $1,933,000 for the same period in 2001. The increase was due primarily to increases in services charges, most notably due to the growth in fees collected for insufficient funds, which increased largely as a result of the acquisition of Peoples State Bank and four branch facilities. The Company experienced a net gain on securities of $31,000 for the three months ended September 30, 2002, compared to a net gain on securities of $52,000 during the same period in 2001.

Noninterest Expenses.    Noninterest expenses for the nine-month period ended September 30, 2002, were $13,640,000 compared to $10,886,000 during the same period in 2001. The increase in other expenses is primarily due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the additional expense of employees added in the acquisition of two branch facilities in October of 2001, and the acquisition of two branch facilities in April of 2002. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties. Telephone expenses for the nine months ended September 30, 2002 were $323,000 compared to $216,000 for the same period in 2001. The reserve for contingent liabilities related to potential claims for the nine months ended September 30, 2002 was $355,000. There was no reserve for contingent liabilities for the nine months ended September 30, 2001. Noninterest expenses also increased due to the acquisition of new branches, which increased the amortization expense for other intangible assets and resulted in higher expenses overall as a result of the Company’s growth.

Noninterest expenses for the three-month period ended September 30, 2002, were $4,966,000 compared to $4,053,000 during the same period in 2001. The increase is a result of the same activities noted in the previous paragraph regarding the first nine months of 2002. The reserve for contingent liabilities related to potential claims for the three months ended September 30, 2002 was $255,000 compared to no reserve during the same period in 2001.

Income Taxes.    Income tax expense for the first nine months of 2002 was $1,354,000, compared to $598,000 in the same period in 2001. The effective tax rates for the first nine months of 2002 and 2001 were 22.9% and 15.2%. Income tax expense for the three-month periods ended September 30, 2002 and September 30, 2001 was $250,000 and 228,000 respectively. The effective tax rates for the three-month periods ended September 30, 2002 and September 30, 2001 were 18.8% and 14.9%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Financial Condition

The Company’s total assets at September 30, 2002 of $545,223,000 increased from the total assets at December 31, 2001 of $526,185,000. The Company’s loan portfolio grew to $224,589,000 at September 30, 2002, up slightly from $212,665,000 at December 31, 2001. Total deposits were $488,583,000 at September 30, 2002, compared to the December 31, 2001 total of $473,730,000.

Deposits and Other Borrowings

Total deposits at September 30, 2002 increased from the December 31, 2001 balances by $14,853,000. This increase was due mostly to an increase in public funds combined with an increase in deposits resulting from the acquisition of two branch facilities in Corsicana, Texas, in the second quarter of 2002.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At September 30, 2002, amounts payable under this note totaled $3,029,000 compared to $4,098,000 at December 31, 2001. The decrease was due to remittances made during the nine months ended September 30, 2002.

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

Cash and cash equivalents decreased $7,886,000 from $35,909,000 at December 31, 2001 to $28,023,000 at September 30, 2002. Cash and cash equivalents represented 5.1% of total assets at September 30, 2002 compared to 6.8% of total assets at December 31, 2001. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company’s liquidity position is sufficient to meet the Company’s needs for at least the next twelve months based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company’s level of cash and cash equivalents, cash flows and liquidity during the first nine months of 2002 were the securities purchases of $131,660,000, securities sales of $59,654,000 and securities maturities and repayments of $53,693,000.

Capital Resources

At September 30, 2002, stockholders’ equity totaled $47,339,000, or 8.7% of total assets, compared to $43,934,000, or 8.3% of total assets, at December 31, 2001.

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

The tables below set forth the Consolidated and Citizens National Bank only capital ratios as of September 30, 2002 and December 31, 2001.

	Consolidated	Bank Only
September 30, 2002
Tier 1 capital to risk-weighted assets ratio	14.4%	14.2%
Total capital to risk-weighted assets ratio	15.6	15.5
Leverage ratio	6.9	6.8

December 31, 2001
Tier 1 capital to risk-weighted assets ratio	13.9%	13.7%
Total capital to risk-weighted assets ratio	15.1	15.0
Leverage ratio	6.7	6.7

As of September 30, 2002 and December 31, 2001, Citizens National Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to September 30, 2002 and December 31, 2001 that would change the Company’s or the Bank’s capital categories.

Loans

The Company’s loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $228,009,000 at September 30, 2002 compared to $215,887,000 at December 31, 2001.

As can be seen in the table in Note 5 in the accompanying Notes to Consolidated Financial Statements, an increase of approximately 3.5% in commercial and industrial loans, an increase of approximately 11.0% in real estate loans, and a decrease of 6.8% in installment loans occurred during the first nine months of 2002. The increase in real estate loans was due to an increase in 1-4 family residential loans and interim construction due mainly to customer repricing of residential loans,combined with an increase in non-residential real estate loans of approximately $3,000,000. The decrease in installment loans is due to an economic slow-down combined with the availability of zero percent financing by automobile makers.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2002 and December 31, 2001 was 1.50% and 1.48% of gross loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at September 30, 2002 represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

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

The provision for loan losses for the three and nine months ended September 30, 2002 totaled $250,000 and $740,000 compared to $159,000 and $389,000 for the three and nine months ended September 30, 2001. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for overall loan growth, increased charge-offs, and general economic concerns.

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

The following is a summary of the Company’s problem loans as of September 30, 2002 and December 31, 2001.

	September 30, 2002	December 31, 2001
	(dollars in thousands)
Nonaccrual loans	$74	74
Restructured loans	—	—
Other impaired loans	85	475
Loans past due 90+ days and still accruing	105	18

Total non-performing loans	$264	567

Other potential problem loans	$—	—

Other non-performing assets, other real estate owned	$104	90

Concentration of Credit Risk

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 55.6% at September 30, 2002) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company’s loan portfolio included in Note 5 in the accompanying Notes to Consolidated Financial Statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 82% of the total as of September 30, 2002 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

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

The Company’s MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of September 30, 2002, floating rate securities made up 16% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company’s single largest interest-earning asset representing approximately 47.9% of total assets at September 30, 2002. The securities portfolio totaled $261,001,000 at September 30, 2002, up from $242,580,000 at December 31, 2001. This increase resulted due to an increase in deposits combined with excess cash and proceeds from the maturity of interest-bearing time deposits being invested in mortgage-backed securities and government agency securities for increased yields.

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

One strategy used by the Company to reduce the volatility of its net interest income is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 19% of the Company’s loan portfolio reprices on at least an annual basis.

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

Item 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s chief executive officer and chief financial officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

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

HENDERSON CITIZENS BANCSHARES, INC.

Date:	November 7, 2002	By:	/s/ MILTON S. MCGEE, JR.
Milton S. McGee, Jr., CPA President

Date:	November 7, 2002	By:	/s/ REBECCA G. TANNER
Rebecca G. Tanner, CPA Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer

Certifications

I, Milton S. McGee, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henderson Citizens Bancshares, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 7, 2002	By:	/s/ MILTON S. MCGEE, JR.
Name: Milton S. McGee, Jr. Title: President and Chief Executive Officer