Form 10-Q/A
period 2002-09-30
HENDERSON CITIZENS BANCSHARES INC
filed 2002-11-14
CIK 878355

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QA
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

See accompanying notes to consolidated financial statements

HENDERSON CITIZENS BANCSHARES, INC.
Consolidated Statements of Changes in Stockholders’ Equity—unaudited
Nine months ended September 30, 2002 and 2001
(dollars in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at January 1, 2001	$—	10,800	5,400	25,894	(575)	(2,397)	39,122
Comprehensive income:
Net Income	—	—	—	3,328	—	—	3,328
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities arising during the period	—	—	—	—	2,870	—	2,870
Reclassification adjustment for net realized (gains) losses on available-for- sale securities included in net income	—	—	—	—	(65)	—	(65)

Net unrealized gain	—	—	—	—	2,805	—	2,805
Tax effect of other comprehensive income	—	—	—	—	(954)	—	(954)

Total other comprehensive income	—	—	—	—	1,851	—	1,851

Total comprehensive income	—	—	—	—	—	—	5,179
Purchase of 400 shares of treasury stock	—	—	—	—	—	(8)	(8)
Cash dividends declared ($.34 per share)	—	—	—	(680)	—	—	(680)

Balances at September 30, 2001		10,800	5,400	28,542	1,276	(2,405)	43,613

Balances at January 1, 2002		10,800	5,400	29,243	903	(2,412)	43,934
Comprehensive income:
Net Income	—	—	—	4,545	—	—	4,545
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities arising during the period	—	—	—	—	886	—	886
Reclassification adjustment for net realized (gains) losses on available-for-sale securities included in net income	—	—	—	—	(1,065)	—	(1,065)

Net unrealized loss	—	—	—	—	(179)	—	(179)
Tax effect of other comprehensive income	—	—	—	—	61	—	61

Total other comprehensive income	—	—	—	—	(118)	—	(118)

Total comprehensive income	—	—	—	—	—	—	4,427
Purchase of 200 shares of treasury stock	—	—	—	—	—	(5)	(5)
Cash dividends declared ($.51 per share)	—	—	—	(1,017)	—	—	(1,017)

Balances at September 30, 2002	—	10,800	5,400	32,771	785	(2,417)	47,339

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

As can be seen in the table in Note 5 in the accompanying Notes to Consolidated Financial Statements, an increase of approximately 3.5% in commercial and industrial loans, an increase of approximately 11.0% in real estate loans, and a decrease of 6.8% in installment loans occurred during the first nine months of 2002. The increase in real estate loans was due to an increase in 1-4 family residential loans and interim construction due mainly to customer repricing of residential loans, combined with an increase in non-residential real estate loans of approximately $3,000,000. The decrease in installment loans is due to an economic slow-down combined with the availability of zero percent financing by automobile makers.

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

Dated: November 8, 2002	By:	/S/ MILTON S. MCGEE, JR.

Name: Milton S. McGee, Jr.
Title: President and Chief Executive Officer

I, Rebecca G. Tanner certify that:

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

Dated: November 8, 2002	By:	/S/ REBECCA G. TANNER
Name: Rebecca G. Tanner Title: Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer

* * * * * * * *

The certification required by Section 906 of the Sarbanes-Oxley Act of 2002 is being furnished to the Securities and Exchange Commission under separate correspondence concurrently with this filing.