Form 10-K
period 2002-12-31
HENDERSON CITIZENS BANCSHARES INC
filed 2003-03-20
CIK 878355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 33-42286

HENDERSON CITIZENS BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2371232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 West Main Street, P. O. Box 1009 Henderson, Texas	75653
(Address of principal executive offices)	(Zip Code)

(903) 657-8521

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

[Title of Each Class]	[Name of Each Exchange on Which Registered]
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 1, 2003, the number of outstanding shares of Common Stock was 1,994,018. The aggregate market value of the voting and nonvoting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $28.4 million. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant are deemed to be affiliates. Further, the shares of registrant held in trust by Citizens National Bank, Henderson, Texas, are assumed to be held by an affiliate of the registrant. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement to be filed for the Annual Meeting of Shareholders to be held April 15, 2003. (Part III)

PART I

ITEM 1. BUSINESS

The Company

Henderson Citizens Bancshares, Inc. (the “Company”) was incorporated as a Texas corporation on November 13, 1990 and is a second-tier bank holding company, owning all of the issued and outstanding shares of common stock of Henderson Citizens Delaware Bancshares, Inc. (the “Delaware BHC”), a Delaware corporation.

The Company also indirectly owns all of the issued and outstanding shares of the $5.00 par value per share common stock (the “Bank Stock”) of Citizens National Bank, Henderson, Texas (the “Bank”).

The Company’s primary activity is to provide assistance to the Delaware BHC and the Bank in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to the Delaware BHC and the Bank. The Delaware BHC and the Bank operate under the day-to-day management of their own officers, and each entity’s individual boards of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of the Delaware BHC and the Bank. See “ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.” The Company conducts no activity other than the operation of the Delaware BHC and, indirectly, the Bank. The Company derives its revenues primarily from the operation of the Bank in the form of dividends paid from the Bank to the Delaware BHC and by the Delaware BHC to the Company. In addition, the Company may receive tax benefits from any future losses of the Bank.

Neither the Company nor the Delaware BHC engages in any nonbanking activities at this time. If, in the future, the Company proposes to engage in any nonbanking activities through these corporations, it would be restricted to those nonbanking activities permitted under applicable law or regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As of December 31, 2002, the Company had, on a consolidated basis, total assets of approximately $556 million, total deposits of approximately $495 million, total loans (net of unearned discount and allowance for loan losses) of approximately $227 million, and total stockholders’ equity of approximately $48 million.

The Delaware BHC

The Delaware BHC is a wholly owned subsidiary of the Company, organized in 1991 under the laws of the State of Delaware for the purpose of serving as an intermediate bank holding company. The Delaware BHC owns all of the issued and outstanding Bank Stock.

The primary purpose of the Delaware BHC is to reduce the Texas franchise tax liability of the Company. The Delaware BHC does not conduct any operations other than providing assistance to the Bank and will derive its revenues primarily from the operation of the Bank in the form of dividends.

Recent Developments

On February 19, 2003, the Board of Directors of the Company announced that it had entered an agreement and plan of merger that will result in the suspension of its duty to file supplemental and periodic information, documents and reports, including Forms 10-K, 10-Q and 8-K, with the Securities and Exchange Commission (the “SEC”). Under the terms of the agreement, which is subject to shareholder approval, it is anticipated that approximately 30,237 shares, representing 1.52% of the Company’s common stock, will be converted into the right to receive cash. Shareholders owning less than 500 shares of the Company’s common stock will be entitled to receive $32.00, in cash, for each share they own at the effective time of the merger. Shareholders owning 500 shares or more will continue to hold their shares after the merger. The Bank Advisory Group, Inc., Austin, Texas, has served as financial advisor to the Board of Directors.

The proposed transaction is anticipated to reduce the number of shareholders of record to approximately 236 shareholders. As a result, the Company will suspend filing reports with the SEC. It is anticipated that the Company will achieve significant cost savings through the suspension of its filing obligations. The Board of Directors believes that the cost of being a “public” company is not justified by the limited benefits given its lack of active trading activity. Further, the strategic vision and direction by the Board of Directors is to maintain an independent company providing financial services to its marketplace, through the Bank.

The Company plans to hold the special shareholders’ meeting and to consummate the proposed transaction during the second quarter of this year.

The Company will file a proxy statement with the SEC providing important details of the merger agreement and the merger. The Company plans to mail to each shareholder a proxy statement about the proposed transaction, and shareholders are advised to read the proxy statement carefully when it becomes available because it will contain important information. Shareholders may obtain free copies of the proxy statement (when available) and other documents filed by the Company at the SEC’s website, www.sec.gov. Free copies of the proxy statement will also be available from the Company by directing requests to the attention of Nelwyn Richardson, 201 West Main Street, P. O. Box 1009, Henderson, Texas 75653. The Company, its directors and certain executive officers may be deemed under the rules of the SEC to be “participants in the solicitation” of proxies from the shareholders of the Company in favor of the merger agreement. Information about the directors of executive officers of the Company and their ownership of Henderson Citizens’ common stock is set forth in the proxy statement for Henderson Citizens’ 2002 annual meeting of shareholders, as filed with the SEC on Schedule 14A. Additional information regarding the interests of the “participants in the solicitation” may be obtained by reading the proxy statement relating to the merger agreement and the merger when it becomes available.

The Bank

General.

The Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Office of the Comptroller of the Currency (the “Comptroller”), and was originally located at 101 East Main Street, Henderson, Texas. In 1973, the Bank moved to its current location at 201 West Main Street. The Bank operates a total of 16 full-service locations in Gregg County, Harrison County, Henderson County, Marion County, Navarro County and Rusk County, Texas. At December 31, 2002, the Bank had approximately $555,384,000 in assets, $495,546,000 in deposits, $226,879,000 in loans (net of unearned discount and allowance for loan losses), and $49,419,000 in shareholder’s equity. The Bank is regulated and supervised by the Comptroller.

Services. The Bank is a full service bank offering a variety of services to satisfy the needs of the consumer and commercial customers in the areas it serves. The Bank offers most types of loans, including commercial, agribusiness, consumer, mortgage, home equity, and real estate loans. The Bank also provides a wide range of consumer banking services, including savings and checking accounts, Master Money debit card, various savings programs, individual retirement accounts, safe deposit boxes, and automated teller machines. The Bank also offers trust services and automated clearinghouse payroll services. The Bank offers a wide array of investment products, such as annuities, mutual funds and discount brokerage services, to its customers. The Bank also offers a 24 hour automated telephone account inquiry system and a loan-by-phone automated system. Saturday banking services are provided at virtually all of the Bank’s offices.

The Bank operates a Community Development Corporation as a subsidiary of the Bank, which offers affordable housing to lower income persons in Rusk County, Marion County, Harrison County and Henderson County, Texas.

The Bank also offers insurance products through HCB Insurance Agency, Inc., a wholly-owned subsidiary of the Bank.

Competition. The Bank serves a large portion of the East Texas area with offices in Henderson, Overton, Mount Enterprise and Tatum, in Rusk County, Jefferson, in Marion County, Athens, Malakoff and Chandler, in Henderson County, and Corsicana in Navarro County, and Waskom and Marshall in Harrison County, and Longview, Spring Hill, and White Oak in Gregg County, Texas. The activities in which the Bank engages are competitive. Each engaged activity involves competition with other banks, as well as with nonbanking financial institutions and nonfinancial enterprises. In addition to competing with other commercial banks within and outside their primary service areas, the Bank competes with other financial institutions engaged in the business of making loans or accepting deposits, such as savings and loan associations, credit unions, industrial loan associations, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, factors, certain governmental agencies, credit card organizations and other enterprises. Additional competition for deposits comes from government and private issuers of debt obligations and other investment alternatives for depositors, such as money market funds and securities brokers. The Bank also competes with suppliers of equipment in furnishing equipment financing and leasing services.

Environmental Compliance. There are several federal and state statutes that govern the rights and obligations of financial institutions with respect to environmental issues. Besides being directly liable under these statutes for its own conduct, a bank may also be held liable under certain circumstances for actions of borrowers or other third parties on property that is collateral for a loan held by the bank. Such potential liability under the environmental statutes may far exceed the original amount of a loan made by the bank secured by the property. Currently, the Bank is not a party to any pending legal proceedings under any environmental statute, nor is the Company aware of any instances that may give rise to such liability of the Bank.

Employees. At December 31, 2002, the Bank employed approximately 237 full-time and 47 part-time employees. The Company has no employees separate from the Bank. None of our employees are represented by collective bargaining agreements and the Company has never experienced a work stoppage. Management believes employee relations are good.

The Banking Industry in East Texas. The banking industry is affected by general economic conditions such as interest rates, inflation, recession, unemployment and other factors beyond the Company’s control. During the mid to late 1980’s, declining oil prices had an indirect effect on the Company’s business, and the deteriorating real estate market cause a significant portion of the increase in the Company’s nonperforming assets during that period. During the early 1990’s, the East Texas economy entered into a recovery and growth period that continued until early to mid-2001. During the last ten years the East Texas economy has diversified, decreasing the overall impact of declining oil prices, however, the East Texas economy is still affected by the oil industry. One area of concern continues to be the personal bankruptcy rate occurring nationwide and in East Texas. Management expects this trend to have some effect on the Company’s net charge-offs. Management of the Company, however, cannot predict whether current economic conditions will improve, remain the same or decline.

Supervision and Regulation. Banking is a complex, highly regulated industry. The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The following discussion of the regulatory environment under which bank holding companies and banks operate is intended only to provide the reader with a summary of some of the more material regulatory constraints upon the operation of bank holding companies and banks and does not purport to be a complete discussion of all regulatory constraints. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

Bank Holding Company Regulation. Both the Company and the Delaware BHC are registered bank holding companies under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and are therefore subject to regulation and examination by the Federal Reserve Board. The Federal Reserve

Board has broad oversight authority with respect to many aspects of the activities, operations and expansion of bank holding companies. For example, the Federal Reserve Board must grant prior approval of (i) certain acquisitions of banks or thrifts by bank holding companies; (ii) the engagement by bank holding companies or their subsidiaries in certain activities that are deemed to be closely related to banking; and (iii) transactions regarding the transfer of ownership of a bank holding company’s stock that constitute a “change in bank control” under the provisions of the Change in Bank Control Act of 1978, as amended.

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

Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”), expands the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” Among the activities that are deemed “financial in nature” are, in addition to traditional lending activities, securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, certain merchant banking activities, and activities that the Federal Reserve Board considers to be closely related to banking. A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the FDICIA prompt corrective action provisions (See “Bank Regulation” below), is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve Board that the bank holding company wishes to become a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act. In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. Applicable law and regulation provide, however, that the amount of such investments are generally limited to 45% of the total assets of the bank, and such investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and such a subsidiary are subject to certain limitations. (See generally, the discussion of Transactions with Affiliates described under “Bank Regulation” below.)

Under the Modernization Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions. All implementing regulations under the Modernization Act have not yet been promulgated in final form, and the Company cannot predict the full sweep of the new legislation and has not yet determined whether it will elect to become a financial holding company.

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

The Comptroller, the Federal Reserve Board and the Federal Deposit Insurance Corporation (the “FDIC”) have adopted risk-based capital guidelines, which set forth the calculation of banks and bank holding companies’ capital to asset ratios by assigning a weight to all assets, including off-balance-sheet assets, and by defining the components that may be included in capital. The guidelines establish a capital ratio that compares an institution’s qualifying capital base (the numerator of the risk-based capital) to its risk-weighted assets (the denominator of the ratio).

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

Banks and bank holding companies are required to maintain a ratio of total capital to risk-weighted assets (“Total Capital Ratio”) of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets (“Tier 1 Capital Ratio”) of at least 4.0%. Under these guidelines, the Company had a Total Capital Ratio of 15.91% and a Tier 1 Capital Ratio of 14.66% at December 31, 2002. The Federal Reserve Board risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

In addition, banks and bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage Capital Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Capital Ratio of at least 4.0% for all other banks. The Comptroller, the FDIC and the Federal Reserve Board define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets are comprised of total assets less intangible assets. As of December 31, 2002, the Company’s Leverage Capital Ratio was 6.82%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangible assets not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 2002, the Federal Reserve Board had not advised the Company of any specific minimum Tangible Tier 1 Leverage Ratio applicable to it.

As a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, the Company’s ability to pay cash dividends depends upon the cash dividends it receives from the Bank through the Delaware BHC. The Company’s only significant sources of income are (i) dividends paid by the Bank and (ii) the tax savings, if any, that result from the filing of consolidated income tax returns for the Company, the Delaware BHC and the Bank. The Company must pay all of its operating expenses from funds received by it from the Bank. Therefore, shareholders may receive dividends from the Company only to the extent that funds are available after payment of the Company’s operating expenses. The Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

The ability of the Company to pay dividends is further restricted by the requirement that it maintain an adequate level of capital, on a consolidated basis, in accordance with guidelines of the Federal Reserve Board. Funds available for payment of dividends to its shareholders and other expenses will be provided primarily from dividends to the Company from the Delaware BHC, which will in turn, be received by the Delaware BHC from the Bank. The ability of the Bank to pay dividends is restricted by provisions of the National Bank Act. See “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS — Dividends.”

Bank Regulation. The Bank is chartered under the National Bank Act and is subject to regulation, supervision and examination by the Comptroller and to regulation by both the Federal Reserve Board and the FDIC. The majority of the Bank’s operations and activities are subject to regulation and supervision by one or more of the regulatory authorities noted above. For example, activities and operations of the Bank such as (i) extension of credit and lending activities, (ii) deposit collection activities; (iii) dividend payments; (iv) branch office operations; and (v) interstate expansion are regulated by at least one or more of these regulatory agencies. The following is a summary of certain restrictions that are applicable to the operations of the Bank:

Transactions with Affiliates. With respect to the federal legislation applicable to the Bank, the Federal Reserve Act, as amended by the Competitive Equality Banking Act of 1987, prohibits the Bank from engaging in specified transactions (including, for example, loans) with certain affiliates unless the terms and conditions of such transactions are substantially the same or at least as favorable to the Bank as those prevailing at the time for comparable transactions with or involving other nonaffiliated entities. In the absence of such comparable transactions, any transaction between the Bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered or would apply to nonaffiliated companies. In addition, certain transactions, referred to as “covered transactions,” between the Bank and its affiliates may not exceed 10% of the Bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, the Bank is prohibited from purchasing low quality assets from an affiliate. Every company under common control with the Bank, including the Company and the Delaware BHC, are deemed to be affiliates of the Bank.

Loans to Insiders. Federal law also constrains the types and amounts of loans that the Bank may make to its executive officers, directors and principal shareholders. Among other requirements, such loans must be approved by the Bank’s board of directors in advance and must be on terms and conditions as favorable to the Bank as those available to unrelated persons.

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

Branch Banking. Pursuant to the Texas Finance Code, all banks located in Texas are authorized to branch statewide, subject to prior regulatory approval. Accordingly, a bank located anywhere in Texas has the ability, subject to regulatory approval, to establish branch facilities near any of the Bank’s facilities and within its market areas. If other banks were to establish branch facilities near the Bank or any of its facilities, it is uncertain whether such branch facilities would have a materially adverse effect on the business of the Bank.

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

The ability of the Bank to pay dividends is also restricted by the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the Comptroller and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and Leverage Capital Ratios of at least 3.0% for the most highly rated, financially sound banks and at least 4.0% for all other banks. Under the regulations, at December 31, 2002, the Bank had capital ratios as follows:

Tier 1 Capital Ratio	Total Capital Ratio	Leverage Capital Ratio
15.12%	16.37%	7.03%

See “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS—Dividends.”

The exact amount of future dividends on the stock of the Bank will be a function of the profitability of the Bank in general and applicable tax rates in effect from year to year. The Bank’s ability to pay dividends in the future will directly depend on its future profitability, which cannot be accurately estimated or assured.

FDICIA. The FDIC Improvement Act of 1991 (“FDICIA”) made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well capitalized” if it has a Total Capital Ratio of 10% or more, a Tier 1 Capital Ratio of 6% or more and a Leverage Capital Ratio of 5% or more, and if the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a Total Capital Ratio of 8% or more, a Tier 1 Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Capital Ratio of 3% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a Total Capital Ratio of less than 8%, a Tier 1 Capital Ratio of less than 4% or a Leverage Capital Ratio of less than 4%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Total Capital Ratio of less than 6%, a Tier 1 Capital Ratio of less than 3% and a Leverage Capital Ratio of less than 3%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Capital Ratio of less than or equal to 2%. A bank may be reclassified to be in a capitalization category that is next below that indicated by its actual capital position (but not to “critically undercapitalized”) if it receives a less-than-satisfactory examination rating by its examiners with respect to its asset quality, management, earnings or liquidity that has not been corrected, or it is determined that the bank is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

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

Furthermore, if a national bank is classified as undercapitalized, the Comptroller may take certain actions to correct the capital position of the bank. If a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” the Comptroller is required to take one or more prompt corrective actions. These actions include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the FDIC determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well capitalized” banks are permitted to accept brokered deposits, but all banks that are not well capitalized are not permitted to accept such deposits. The Comptroller may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the Comptroller determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

Deposit Insurance. Under the FDIC’s risk-based insurance assessment system, each insured bank is placed in one of nine “assessment risk classifications” based on its capital classification and the FDIC’s consideration of supervisory evaluations provided by the institution’s primary federal regulator. Each insured bank’s insurance assessment rate is then determined by the risk category in which the FDIC has classified it. There is currently a 27 basis point spread between the highest and lowest assessment rates, so that banks classified as strongest by the FDIC were subject in 2002 to 0% assessment, and banks classified as weakest by the FDIC were subject to an assessment rate of 0.27%. In addition to its insurance assessment, each insured bank is subject in 2003 to a debt service assessment of $1.68 per one hundred dollars of deposits to help recapitalize the Savings Association Insurance Fund of the FDIC. Under these assessment criteria, the Bank is required to pay annual deposit premiums to the FDIC in the amount of $1.68 per hundred dollars of deposits. The Bank’s deposit insurance assessments may increase or decrease depending upon the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

FIRREA. The Financial Institution Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) was signed into law on August 9, 1989. This legislation includes various provisions that affect or may affect the Company, the Delaware BHC and the Bank. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.

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

FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” (primarily including management, employees and agents of a financial institution, independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs) who knowingly or recklessly either violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorized the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantee against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.

Governmental Monetary Policies. The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. Changes in the discount rate on member bank borrowings, control of borrowings, open market operations, the imposition of and changes in reserve requirements against member banks, deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates which member banks may pay on time and savings deposits are some of the instruments of monetary policy available to the Federal Reserve Board. Those monetary policies influence to a significant extent the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Bank, therefore, cannot be predicted accurately.

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

Available Information. The Company files reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, with the SEC. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Although the Bank maintains an Internet website at www.cnbtexas.com, the Company does not maintain an Internet website. The Company will voluntarily provide electronic or paper copies of the Company’s filings free of charge upon request directed to the attention of Nelwyn Richardson, 201 West Main Street, P. O. Box 1009, Henderson, Texas 75653.

ITEM 2. PROPERTIES

The Company conducts business through its main office in Henderson, Texas and fifteen branch offices located in East Texas. The Company also has a separate office for its insurance agency subsidiary located in Henderson. The Company owns most of its offices; however, certain offices are held under lease contracts that expire at various dates through 2012. The Company considers its properties to be suitable and adequate for the Company’s present needs.

There are no encumbrances on the properties discussed above.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of management of the Company, excepting litigation in the ordinary course of business, there are no material legal proceedings that have been brought or threatened against the Company, the Delaware BHC or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A vote of the shareholders of the Company was not taken during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR STOCK

There is no established public market for the shares of the $5.00 par value per share common stock of the Company (the “Company Stock”). The following table shows (i) the high and low sales price for each sale of the common stock of the Company indicated for which the management of the Company had knowledge of the prices involved through March 1, 2003, (ii) the number of such transactions for the periods indicated, and (iii) the total number of shares traded in such transactions. THESE PRICES REFLECT ONLY THE TRANSACTIONS WITH RESPECT TO WHICH MANAGEMENT OF THE COMPANY HAS KNOWLEDGE OF THE PURCHASE PRICE. TRADE PRICES ARE REPORTED ON AN INFORMAL BASIS, AND NO INDEPENDENT VERIFICATION OF THE TRADE PRICES HAS BEEN MADE. THEY ARE THE RESULT OF ISOLATED TRANSACTIONS AND ARE NOT NECESSARILY INDICATIVE OF THE ACTUAL OR MARKET VALUE OF SUCH SECURITIES.

	Company Stock
	LOW	HIGH	NUMBER OF TRANSACTIONS REPRESENTED	NUMBER OF SHARES REPRESENTED
2003
First Quarter
(Through March 1,2003)	24.78	24.78	1	200

2002
First Quarter	22.00	27.00	18	4,082

Second Quarter	N/A	N/A	—	—

Third Quarter	22.00	22.00	1	900

Fourth Quarter	N/A	N/A	—	—

2001
First Quarter	N/A	N/A	—	—

Second Quarter	N/A	N/A	—	—

Third Quarter	20.00	20.00	1	400

Fourth Quarter	20.00	20.00	4	923

STOCKHOLDERS

As of March 1, 2003, there were 391 shareholders of record of the Company’s common stock, the only class currently issued and outstanding.

DIVIDENDS

During 2002, the Company paid four quarterly dividends on the Company Stock. On January 2, 2002, the Company paid a dividend on the Company stock that approximated $339,000 (or $0.17 per share). On March 31, 2002, the Company paid a dividend on the Company Stock that approximated $339,000 (or $0.17 per share). On June 30, 2002, the Company paid a dividend on the Company Stock that approximated $339,000 (or $0.17 per share). On September 30, 2002, the Company paid a dividend on the Company Stock that approximated $339,000 (or $0.17 per share). On November 19, 2002, the Company declared a dividend on the Company stock that approximated $339,000 (or $0.17 per share) to be paid on January 2, 2003.

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

As a bank holding company, the Company’s ability to pay dividends depends upon the dividends it receives from the Delaware BHC. Dividends paid by the Delaware BHC will, in turn, depend on the ability of the Bank to pay dividends. The ability of the Bank to pay dividends is restricted by provisions of the National Bank Act.

Under the National Bank Act, a bank is generally able to pay dividends to the extent of net profits, except that unless the bank’s capital surplus equals its stated capital, no dividend shall be declared until the bank has transferred to capital surplus an amount not less than 10% of the net profits of the bank earned since the last dividend was declared. In addition, the prior approval of the Comptroller is required for any dividend if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits for such year combined with its retained net profits for the preceding two (2) years, less any required transfers to surplus. The Comptroller also has the authority to prohibit a national bank from engaging in any activity that, in his opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the Comptroller may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the Comptroller and the Federal Reserve Board have expressed the view that national banks and bank holding companies should restrain or refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

The ability of the Company, the Delaware BHC, and the Bank to pay dividends is also restricted by the requirement that they maintain adequate levels of capital (on a consolidated basis, in the case of the Company and the Delaware BHC) in accordance with guidelines promulgated from time to time by the Comptroller, in the case of the Bank, and the Federal Reserve Board, in the case of the Company and the Delaware BHC. The Comptroller, the Federal Reserve Board and the FDIC have adopted risk-based capital guidelines. Federal Reserve Board guidelines require the Company to maintain a Tier 1 Capital Ratio of at least 4.0%, a Total Capital Ratio of at least 8.0% and a Leverage Capital Ratio of at least 4.0%. The Company’s Tier 1 Capital, Total Capital Ratio and Leverage Capital Ratio at December 31, 2002 were 14.66%, 15.91% and 6.82%, respectively, and thus were above the regulatory minimums. See “ITEM 1. BUSINESS—Supervision and Regulation.” As of December 31, 2002, neither the Company nor the Bank had entered into any agreement with any regulatory authority requiring the Company or the Bank to maintain higher ratios than regulations normally require. The ability of the Company (as a Texas corporation) to pay dividends is restricted by Texas law, which provides that a corporation may pay dividends only out of unreserved and unrestricted earnings surplus of the corporation and is directly tied to the Bank’s ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2002.

(Dollars in thousands, except per share amounts)	At December 31,
	2002(1)	2001(2)	2000(3)	1999	1998(4)
Balance Sheet Data:
Total assets	$555,594	526,185	423,644	393,962	386,919
Loans, net	226,879	212,665	169,882	144,197	129,263
Allowance for loan losses	3,450	3,205	2,355	2,200	1,701
Total deposits	494,951	473,730	379,122	355,423	345,720
Long-term debt	1,500	—	—	—	—
Stockholders’ equity	48,287	43,934	39,122	35,771	35,911

	Year Ended December 31,
	2002	2001	2000	1999	1998
Income Statement Data:
Interest income	$27,896	28,862	25,527	23,166	22,234
Interest expense	11,101	15,061	14,015	11,576	11,377

Net interest income	16,795	13,801	11,512	11,590	10,857
Provision for credit losses	1,065	777	290	354	623

Net interest income after provision for credit losses	15,730	13,024	11,222	11,236	10,234
Noninterest income	10,170	7,388	6,267	5,414	4,754
Noninterest expense	18,939	15,261	13,313	12,011	10,614

Income before income taxes	6,961	5,151	4,176	4,639	4,374
Income tax expense	1,506	785	552	730	868

Net income	$5,455	4,366	3,624	3,909	3,506

Common Share Data:
Basic earnings per common share	$2.74	2.19	1.81	1.94	1.74
Book value	$24.21	22.03	19.61	17.79	17.81
Dividend pay-out ratio	24.86%	23.29	37.57	35.05	36.85
Cash dividends per common share	$0.68	0.51	0.68	0.68	0.64

	As of or for the Year Ended December 31,
	2002	2001	2000	1999	1998
Performance Data
Return on average total assets	1.01%	0.90	0.91	1.02	0.98
Return on average stockholders’ equity	11.79%	10.38	9.80	11.02	10.16
Average stockholders’ equity to average assets	8.59%	8.67	9.00	9.21	9.65
Total gross loans to total deposits at year-end	46.54%	45.57	44.81	40.57	37.39

(1)	On April 26, 2002 the Company completed the acquisition of two branch facilities in Corsicana, Texas from Cedar Creek Bank of Seven Points, Texas. In connection with the acquisition, the Company received $12,989,000 in cash and $155,000 in loans and assumed $14,239,000 in deposits.

(2)	On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc., Henderson, Texas. The transaction was accounted for using the purchase method of accounting and resulted in an increase of total assets of $61,889,000 and total deposits of $50, 649,000.

(3)	On December 20, 1999, the Bank opened its full service branch location in Marshall, Texas, which completed its first full year of operations in 2000.

(4)	On December 11, 1998, the Company acquired all outstanding shares of Jefferson National Bank, Jefferson, Texas. The transaction was accounted for using purchase method of accounting and resulted in an increase in total assets of $31,913,000 and total deposits of $28,564,000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC. FOR THE THREE YEARS ENDED DECEMBER 31, 2002

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements, the notes thereto, and other financial and statistical information appearing elsewhere in this 2002 Annual Report.

Forward-Looking Information

Statements and financial discussion and analysis by management contained throughout this Annual Report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Various factors could cause actual results to differ materially from the forward-looking statements, including, without limitation, changes in interest rates and economic conditions, increased competition for deposits and loans adversely affecting rates and terms, changes in availability of funds increasing costs or reducing liquidity, expectations of future loan charge-offs, changes in applicable statutes and governmental regulations, and the loss of any member of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels.

INTRODUCTION

Henderson Citizens Bancshares, Inc. (the “Company”) was incorporated as a Texas corporation on November 13, 1990 and was organized for the purpose of becoming a second-tier bank holding company through the direct acquisition of one hundred percent (100%) of the issued and outstanding shares of the common stock of Henderson Citizens Delaware Bancshares, Inc. (the “Delaware BHC”) and through the indirect acquisition of one hundred percent (100%) of the issued and outstanding shares of the $5.00 par value per share common stock of Citizens National Bank (the “Bank”). The Delaware BHC was incorporated pursuant to the laws of the State of Delaware on February 21, 1991. The acquisition of the Delaware BHC by the Company and the acquisition of the Bank by the Delaware BHC were consummated on December 27, 1991.

The Company’s primary activity is to provide assistance to its subsidiaries in the management and coordination of their financial resources and to provide capital, business development, long-range planning and public relations to its subsidiaries. Delaware BHC and the Bank operate under the day-to-day management of its own officers and each entity’s individual board of directors formulates its own policies. A number of directors or officers of the Company are also directors or officers of its subsidiaries. The Company conducts no other activity than the operation of its subsidiaries. The Company derives its revenues primarily from the operation of its subsidiaries in the form of dividends paid from the Bank.

The Delaware BHC owns 100% of the issued and outstanding shares of the Bank. The Delaware BHC was organized as a Delaware corporation in 1991 in order to limit the Company’s Texas franchise tax liability. The Delaware BHC currently does not conduct any significant activities and has no activities contemplated at this time.

The Bank opened for business in 1930 as Citizens National Bank of Henderson, a national banking association chartered by the Comptroller of the Currency (the “Comptroller”) and originally located at 101 East Main Street, Henderson, Texas. In 1973, the Bank moved to its current location at 201 West Main Street.

In 1990, the Bank acquired certain assets and assumed substantially all of the liabilities of General S&L from the Resolution Trust Corporation (“RTC”). With this acquisition, the Bank opened its Southside Branch at 1610 Highway 79 South in Henderson and a branch at 307 Commerce in Overton, Texas.

On December 31, 1991, the Company acquired 100% of the issued and outstanding shares of Enterprise Bancshares, Inc. (“Enterprise”). At the date of the acquisition of Enterprise, Merchants State Bank of Mount Enterprise, Texas (“Merchants Bank”) was a wholly owned subsidiary of Enterprise. Immediately following the consummation of the Enterprise acquisition, Merchants Bank was merged with and into Bank, becoming the third branch of Bank. The branch is located at 110 Rusk Street (Highway 84) in Mt. Enterprise, Texas. On December 29, 1995 Enterprise was merged with the Delaware BHC.

On September 23, 1994, the Bank purchased certain assets and assumed certain liabilities associated with the Jefferson, Texas branch of Pacific Southwest Bank, F.S.B., Corpus Christi, Texas located at 302 East Broadway, Jefferson, Texas (the “Jefferson Branch”). The Bank began operations of the Jefferson Branch effective at the close of business on September 23, 1994. The acquisition of the Jefferson Branch resulted in an increase in total assets of the Bank of approximately $14,500,000 and total deposits of approximately $13,900,000 as of September 23, 1994.

On December 8, 1994, the Bank purchased certain assets and assumed certain liabilities associated with the branches of NationsBank of Texas, National Association, Dallas, Texas (“NationsBank”), located at 105 Highway East, Chandler, Texas, and 115 West Royall Boulevard, Malakoff, Texas (collectively, the “NationsBank Branches”). The Bank began operations of the NationsBank Branches as branches of the Bank effective at the close of business on December 8, 1994. The acquisition of the NationsBank Branches resulted in an increase in total assets of the Bank of approximately $51,300,000 and total deposits of $45,676,000 as of December 8, 1994.

On September 17, 1996, the Company completed its acquisition of all of the issued and outstanding stock of Waskom Bancshares, Inc. and its majority-owned subsidiary, the First State Bank in Waskom, Texas (the “Waskom Bank”). The Company acquired approximately 93% of the stock of Waskom Bancshares, Inc. pursuant to the terms of a Stock Purchase Agreement, dated as of May 24, 1996. The Company acquired the remaining shares of Waskom Bancshares, Inc. and the minority interest of the Waskom Bank not owned by Waskom Bancshares, Inc. pursuant to the terms of Stock Purchase Agreements between the Company and each of the holders representing a minority interest in Waskom Bancshares, Inc. and the Waskom Bank. Such stock was acquired for cash, and the purchase price was funded with a combination of notes payable and cash. The stock of the Waskom Bank directly and indirectly acquired by the Company through the acquisition of Waskom Bancshares, Inc. was thereafter contributed to the Delaware BHC. Waskom Bancshares, Inc. is an inactive subsidiary of the Company. The sole banking office of the Waskom Bank is now being operated as a full-service branch of the Bank since completion of a merger on July 23, 1998. The acquisition of the Waskom Bank resulted in an increase in total assets of the Bank of approximately $25,256,000 and total deposits of $22,908,000 as of September 17, 1996.

On December 11, 1998, the Company acquired all of the outstanding shares of Jefferson National Bank (the “Jefferson Bank”) located at 109 E. Broadway, Jefferson, Texas, for a combination of cash and notes payable. The transaction was accounted for using the purchase method of accounting and resulted in an increase in total assets of $31,913,000 and total deposits of $28,564,000. The Bank merged operations of the Jefferson Bank with the existing Bank Jefferson branch at the close of business on December 11, 1998.

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

On July 2, 2001, the Company acquired all the outstanding shares of Rusk County Bancshares, Inc. and its wholly owned indirect banking subsidiary, Peoples State Bank for a purchase price of $12,550,000 in cash representing 1.57 times RCBI’s book value at December 31, 2000, and 20.95 times 2000 earnings. The transaction was accounted for using the purchase method of accounting and resulted in an increase of total assets of $62,582,000 and total deposits of $50,919,000. Peoples State Bank operated three banking offices in East Texas, one each in Henderson, Longview and Tatum, which are now being operated as full-service branches of the Bank.

On July 10, 2001, the Bank entered into a branch purchase and assumption agreement with Jefferson Heritage Bank to purchase the Spring Hill and White Oak facilities at Longview and White Oak, Texas. At the close of business on October 5, 2001, these two facilities were converted to full-service branch locations of the Bank.

On December 14, 2001, Bank entered into a Branch Purchase and Assumption Agreement with Cedar Creek Bank, Seven Points, Texas, to purchase two facilities in Corsicana, Texas. On February 20, 2002, Bank received approval from the Office of the Comptroller of Currency for the purchase and assumption of the two branches and these two facilities were converted to full-service branches of the Bank at the close of business on April 26, 2002.

The Company’s management continues its strategy to increase market share and enhance long-range profitability by evaluating potential acquisitions. This evaluation process involves maintenance of strong equity capital and consistent earnings, and meeting internal financial objectives of the Company.

Application of Critical Accounting Policies And Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While the Company bases its estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

The Company considers accounting estimates to be critical to its reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the Company’s financial statements. Accounting polices related to allowance for loan losses and loss contingencies are considered to be critical as these policies involve considerable subjective judgment and estimation by management.

Critical accounting policies, and our procedures related to these policies, are described in detail below. Also see Note 1 – Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense and represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in our judgment, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. In estimating the allowance for loan losses, management considers historical charge-off experience, loan delinquencies, the credit worthiness of individual customers, economic conditions affecting specific customer industries and general economic conditions, among other factors. Should any of these factors change, the Company’s estimate of probable loan losses could also change, which could affect the level of the future provisions for loan losses. See additional discussion under the sections captioned, “Provision for Loan Losses” and “Loan Loss Experience and Allowance for Loan Losses,” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Also see Note 4 – Loans and Allowance for Loan Losses in the accompanying Notes to Consolidated Financial Statements.

Loss Contingencies. There are times when non-recurring events occur that require management to consider whether an accrual for a loss contingency is appropriate. Accruals for such loss contingencies typically relate to legal proceedings and other claims and are recorded when management believes the likelihood of an adverse outcome is probable and the amount of the loss is reasonably estimable. Contingent liabilities are often resolved over long time periods. Estimating probable losses requires analysis of multiple forecasts that often depend on judgments about potential actions by third parties. While there can be no assurance, the Company currently believes the outcome of current outstanding legal proceedings will not have a material adverse effect on the Company’s business, financial condition or results of operations. The outcomes are inherently uncertain, and it is possible that some of these matters may be resolved materially adversely to the Company. The adverse resolution of any one or more of these matters could have a material adverse effect on our business, financial condition or results of operations.

Results of Operations

During the year ended December 31, 2002, the Company’s net income increased to $5,455,000 from $4,366,000 and $3,624,000 for the same periods in 2001 and 2000 respectively. The increase in net income for 2002 was primarily attributable to an increase in net interest income and noninterest income resulting from the acquisition of Peoples State Bank and four new branch locations, partly offset by an increase in noninterest expense.

Net interest income was higher, $16,795,000 in 2002 compared to $13,801,000 in 2001 and $11,512,000 in 2000. The provision for loan losses was higher, $1,065,000 in 2002 compared to $777,000 in 2001 and $290,000 in 2000. Other income increased to $10,170,000 in 2002 compared to $7,388,000 in 2001 and $6,267,000 in 2000. Other expenses increased to $18,939,000 in 2002 compared to $15,261,000 in 2001 and $13,313,000 in 2000. The tax provision was increased to $1,506,000 in 2002 compared to $785,000 in 2001 and $552,000 in 2000.

Net Interest Income

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

Net interest income was affected by a decrease in interest income of $966,000 in 2002 over 2001, despite the increase in the volume of interest-earning assets, due largely to a significant decrease of 95 basis points in the average rates earned in 2002 compared to 2001. Interest expense decreased by $3,960,000, despite higher average balances of interest-bearing liabilities, because of a decline in average rates paid by 140 basis points. In 2001 compared to 2000, net interest income was affected by an increase in interest income of $3,335,000 due to higher average balances, which more than offset the decrease due to lower interest rates. There was an increase in interest expense of $1,046,000 in 2001 over 2000 as related liabilities were impacted by average rates in 2001 that were 42 basis points lower than the previous year. An analysis of changes in interest income and expense due to changes in yields and volumes of interest-earning assets and interest-bearing liabilities can be found in Table II.

Net interest spreads were approximately 3.24%, 2.79%, and 2.82% for the years 2002, 2001, and 2000, respectively, and net interest margins were 3.69%, 3.46%, and 3.53% during the same three-year period.

Table I – Average Balances and Interest Yields and Spreads (dollars in thousands)

	Years Ended December 31
	2002			2001			2000
	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate	Average Balances	Interest Income/ Expense	Yield/ Rate
Loans, net**	$221,441	15,943	7.49%	$195,228	15,641	8.34%	$157,454	13,061	8.66%
Securities:
Available for sale	164,222	7,291	4.44	164,171	9,214	5.57	147,731	8,997	6.09
Held to maturity	93,201	4,196	5.59	50,184	2,449	7.04	55,261	2,716	6.82
Interest-bearing deposits with financial institutions	4,423	175	3.96	17,237	789	4.58	7,031	453	6.44
Federal funds sold	17,355	291	1.68	19,379	769	3.97	4,869	300	6.16

Total interest-earning assets*	500,642	27,896	5.89	446,344	28,862	6.84	372,346	25,527	7.29
Other assets:
Cash and due from banks	13,120			12,348			9,867
Premises and equipment, net	11,271			9,817			7,786
Allowance for loan losses	(3,317)			(2,709)			(2,307)
Other assets	17,329			19,417			11,127

Total average assets	$539,045			$485,217			$398,819

Interest-bearing liabilities:
NOW, money market and savings deposits	175,672	2,016	1.15	153,613	3,232	2.10	127,539	3,468	2.72
Time deposits	241,283	9,026	3.74	216,809	11,769	5.43	185,632	10,501	5.66
Other borrowed funds	1,299	59	4.54	1,032	60	5.81	537	46	8.38

Total interest-bearing liabilities	418,254	11,101	2.65	371,454	15,061	4.05	313,708	14,015	4.47

Other liabilities and stockholders equity:
Demand deposits	70,557			64,422			46,917
Other liabilities	3,949			7,291			2,286
Stockholders’ equity	46,285			42,050			35,908

Total average liabilities and stockholders equity	$539,045			$485,217			$398,819

Net interest income		$16,795			$13,801			$11,512

Net interest spread*			3.24%			2.79%			2.82%

Net interest margin*			3.69%			3.46%			3.53%

*	Interest yields have been presented on a tax equivalent basis using a 34% rate.
**	Non-accrual loans have been included in average balances, thereby reducing yields.

Table II provides a summary of the changes in interest income and interest expense resulting from changes in volumes and rates of interest-earning assets and interest-bearing liabilities for the periods indicated. The increase (decrease) due to changes in volume reflected in the table below was calculated by applying the preceding year’s rate to the current year’s change in the average balance. The increase (decrease) due to changes in average rates was calculated by applying the current year’s change in the average rates to the current year’s average balances. Using this method of calculating increases (decreases), any increase or decrease due to both changes in average balances and rates is reflected in the changes attributable to average rate changes.

Table II – Analysis of Changes in Net Interest Income (dollars in thousands)

	2002 over 2001			2001 over 2000
	Increase (Decrease) due to Volume	Increase (Decrease) due to Rate	Total Increase (Decrease)	Increase (Decrease) due to Volume	Increase (Decrease) due to Rate	Total Increase (Decrease)
Interest-earning assets:
Loans, net	$2,186	(1,884)	302	3,135	(555)	2,580
Securities:
Available for sale	3	(1,926)	(1,923)	1,001	(784)	217
Held to maturity	3,028	(1,281)	1,747	(346)	79	(267)
Interest bearing deposits with financial institutions	(587)	(27)	(614)	657	(321)	336
Federal funds sold	(80)	(398)	(478)	894	(425)	469

Total interest income	4,550	(5,516)	(966)	5,341	(2,006)	3,335

Interest-bearing liabilities:
NOW, money market and savings deposits	463	(1,679)	(1,216)	709	(945)	(236)
Time deposits	1,422	(4,165)	(2,743)	1,765	(497)	1,268
Other borrowed funds	14	(15)	(1)	41	(27)	14

Total interest expense	1,899	(5,859)	(3,960)	2,515	(1,469)	1,046

Net interest income	$2,125	869	2,994	3,047	(758)	2,289

Interest Income

Loans. In 2002, interest income on loans increased $302,000 over 2001 primarily due to higher average loan balances resulting from the acquisition of Peoples State Bank and four branch locations. In 2001, interest income on loans increased $2,580,000 over 2000 due largely to higher average balances. The average loan balance during 2001 increased due to the Peoples State Bank acquisition combined with continued strong loan demand and new loans added due to the growth of the branch locations in Marshall and Athens.

Securities. Income from securities decreased $176,000 in 2002 from 2001 due to decreasing yields offset by higher average balances. Income from investment securities decreased $50,000 in 2001 from 2000 due to lower yields caused by the sharp decline in interest rates in 2001. See Tables I and II.

Other Interest Earning Assets. Interest income on other interest earning assets decreased $1,092,000 in 2002 compared to 2001 due to lower average balances combined with average interest rates that were approximately 211 basis points lower than the previous year. Other interest-earning assets consist of interest-bearing deposits with other financial institutions and federal funds sold. Interest income on other interest earning assets increased $805,000 in 2001 compared to 2000 due mainly to significantly higher average balances resulting mostly from the Peoples State Bank acquisition that more than offset the decrease due to lower interest rates.

Interest Expense—Deposits

Interest-bearing demand deposits consist of NOW, money market, and savings deposits. Interest expense on deposit accounts decreased $3,959,000 in 2002 from 2001, which was primarily attributable to a decrease in the average yield on interest-bearing deposits from 4.05% during 2001 compared to 2.65% for 2002, even though volumes increased on average interest-bearing deposits by $46,533,000. Interest expense on deposit accounts increased $1,032,000 in 2001 from 2000 primarily due to an increase in average interest-bearing deposits resulting largely from the acquisition of Peoples State Bank and the two former Jefferson Heritage branches combined with continued growth at the Marshall and Athens branches. The effect of the higher averages was counteracted by interest rates that were 41 basis points lower in 2001 than the previous year. See Tables I and II.

Non-interest Income

Income from sources other than interest-earning assets excluding securities transactions is derived primarily from fiduciary activities and service charges on customer deposit accounts. Non-interest income, excluding securities transactions, was $9,036,000 in 2002 compared to $7,323,000 in 2001 and $6,267,000 in 2000. The increase of approximately $1,713,000 during 2002 was primarily the result of increases in service charges, most notably due to the growth in fees collected for insufficient funds, which increased largely as the result of the acquisition of Peoples State Bank and four branch facilities. The increase of approximately $1,056,000 during 2001 was largely the result of the continued increase in insufficient fee income of approximately $634,000 combined with increases in various accounts including fiduciary income. These increases were offset by decreases in assorted accounts including brokerage income and income for the insurance agency.

Non-interest Expense

Total non-interest expense in 2002 was $18,939,000 compared to $15,261,000 in 2001 and $13,313,000 in 2000. These increases are explained in further detail by category below.

Personnel Expense. Personnel costs for 2002 were $11,432,000 compared to $9,179,000 in 2001, and $7,998,000 in 2000. The increase of $2,253,000 in 2002 over 2001 was due primarily to general increases in salaries and benefits combined with the addition of employees resulting from the acquisition of Peoples State Bank and four new branch facilities in Longview, White Oak and Corsicana. The increase of $1,181,000 in 2001 over 2000 was due primarily to general increases in salaries and benefits and the addition of employees resulting from the acquisition of Peoples State Bank and the four new branch facilities.

Occupancy Expense and Equipment Expense. Total occupancy and equipment expenses were $2,409,000 in 2002, $2,151,000 in 2001, and $1,770,000 in 2000. The increases in both 2002 and 2001 were due primarily to expenses related to the continuing growth and enhancement of the facilities.

Other Expenses. Other expenses were $5,098,000 in 2002 compared to $3,931,000 in 2001 and $3,545,000 in 2000. The increase of $1,167,000 in 2002 over 2001 was due largely to a reserve established in 2002 for contingent liabilities related to potential claims combined with higher expenses for telephone services and professional fees. Telephone expenses were $426,000 in 2002 compared to $323,000 and $292,000 for the years 2001 and 2000, respectively. The reserve for contingent liabilities for 2002 was $710,000. There was no reserve for contingent liabilities in 2001 or 2000. Noninterest expenses also increased in 2002 over 2001 due to the acquisition of new branches, which increased the amortization expense for other intangible assets and resulted in higher expenses overall as a result of the Company’s growth. The increase in 2001 from 2000 is due primarily to the continuing growth of the Company combined with the cost of improving technology such as Internet service fees. Losses on the disposition of fixed assets also increased in 2001 compared to 2000 due to the sale of outdated AS400 computer hardware, and increases in supplies, postage, and communications resulting from direct marketing initiatives.

Provision for Loan Losses

The provision for loan losses was $1,065,000, $777,000 and $290,000 in 2002, 2001 and 2000, respectively. See “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of the Company — Allowance for Loan Losses” for more detailed discussion relative to the provision for loan losses.

Income Taxes

The Company’s effective tax rate was 21.6% in 2002, 15.2% in 2001, and 13.2% in 2000. These effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations. As these tax-free investments, leases, and obligations mature and are replaced, the effective tax rate is affected.

Financial Condition

The Company’s balance sheet emphasizes management’s philosophy of maximizing returns through investments in securities. As detailed in the following Table III, securities have been the Company’s largest asset component for the last five years totaling 48.6%, 46.1%, 48.7%, 48.8%, and 53.1%, of total assets for the years 2002 through 1998, respectively. The decrease in securities as a percentage of total assets since 1998 is the result of increased emphasis on loan growth and decreasing securities rates. Total assets have grown from a December 31, 1998, level of $386,919,000 to $555,594,000 at December 31, 2002. The increase in total assets that resulted from the Cedar Creek Bank transaction in 2002 was $14,239,000. The increase in total assets that resulted from the Peoples State Bank transaction in 2001 was approximately $61,889,000 and the increase from the Jefferson Heritage transaction in 2001 was approximately $16,631,000. The Jefferson National Bank transaction in 1998 increased total assets approximately $31,913,000.

Table III – Condensed Balance Sheet Information (dollars in thousands)

	At December 31,
	2002	2001	2000	1999	1998
Assets:
Cash and due from banks	$16,077	14,390	11,385	24,040	9,493
Interest-bearing deposits with financial institutions	1,917	11,946	10,403	5,357	17,174
Federal funds sold	11,410	16,860	4,205	9,285	10,230
Securities	269,635	242,580	206,434	192,255	205,423
Loans, net	226,879	212,665	169,882	144,197	129,263
Other	29,676	27,744	21,335	18,828	15,336

Total assets	$555,594	526,185	423,644	393,962	386,919

Liabilities:
Demand deposits-non-interest bearing	$76,056	70,527	53,111	44,807	42,960
Interest-bearing demand and savings deposits	165,685	182,625	129,213	127,247	132,353
Time deposits	253,210	220,578	196,798	183,369	170,407

Total deposits	494,951	473,730	379,122	355,423	345,720
Other liabilities	12,356	8,521	5,400	2,768	5,288

Total liabilities	507,307	482,251	384,522	358,191	351,008
Stockholders’ equity	48,287	43,934	39,122	35,771	35,911

Total liabilities and stockholder’s equity	$555,594	526,185	423,644	393,962	386,919

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

Operating Activities

The Company uses cash in the conduct of its day-to-day operations for such normal purposes as payroll, equipment and facilities acquisition and maintenance, advertising, data processing, customer service activity, and administrative activity. The Company generates cash from operations primarily from service charges and the net interest earned from the investment of customer deposits. Net cash provided by operating activities was $10,154,000 in 2002, $6,853,000 in 2001, and $4,823,000 in 2000.

Investing Activities

The Company invests available funds primarily in securities and loans to customers. Funds not otherwise used are invested in federal funds sold and interest-bearing demand accounts, primarily with the Federal Home Loan Bank.

Financing Activities

In addition to cash provided and used by operating and investing activities, the Company receives and disburses cash in connection with customer deposit activities. Additionally, the Company paid cash dividends in each of the years 2002, 2001, and 2000. From time to time, the Company makes purchases of treasury stock. Short-term borrowings include the note option for treasury, tax and loan deposits. See “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of the Company—Short-Term Borrowings” for more detailed discussion relative to the tax, treasury and loan deposits note option.

Asset/Liability Management

Asset/liability management involves the acquisition and deployment of funds at an appropriate rate and maturity structure so as to optimize net interest income while satisfying the cash flow requirements of depositors and borrowers. Generally, management maintains an excess of interest-sensitive liabilities over interest-sensitive assets. Table IV provides an analysis of the Company’s interest rate sensitivity for its assets and liabilities. Note that the amounts disclosed in Table IV are shown based upon the period the underlying asset or liability is subject to repricing regardless of maturity.

Table IV—Rate Sensitivity Analysis (dollars in thousands)

Interest Sensitivity/Gap AnalysisInterest Sensitivity

December 31, 2002

	1 - Month	3 - Month	6 - Month	1 - Year	Over 1 - Year	Total
Earning assets:
Loans	$42,824	14,328	5,895	10,863	152,969	226,879
Securities	31,748	5,537	29,375	52,622	150,353	269,635
Other earning assets	13,128	—	99	—	100	13,327

	87,700	19,865	35,369	63,485	303,422	509,841
Funding Source-
Interest-bearing deposits	207,223	46,853	48,439	54,156	62,224	418,895
Notes payable and other borrowings	3,414	—	—	1,500	—	4,914

	210,637	46,853	48,439	55,656	62,224	423,809
Repricing/Maturity Gap:
Period	$(122,937)	$(26,988)	$(13,070)	$7,829	$241,198

Cumulative	(122,937)	(149,925)	(162,995)	(155,166)	86,032

Period/Total Earning Assets	(24.11%)	(5.29%)	(2.56%)	1.54%	47.31%

Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk can be defined as the exposure of the Company’s net interest income to adverse movements in interest rates. A sudden and substantial increase in interest rates may adversely impact the Company’s earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. Although the Company manages other risks, as in credit and liquidity risk, in the normal course of its business, management considers interest rate risk to be its most significant market risk and could potentially have a material effect on the Company’s financial condition and results of operations. The Company has no trading account nor does it engage in any trading activities.

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

The Company’s interest rate risk management is the responsibility of the Investment Committee, which reports to the Board of Directors monthly. The Investment Committee establishes policies that monitor and coordinate the Company’s sources, uses and pricing of funds. Potential economic losses due to future interest rate changes can be reflected as a loss of future net interest income and/or a loss of current fair market value. Management recognizes certain risks are inherent and that the goal is to measure the effect on net interest income and to adjust the balance sheet to minimize the risk while at the same time maximize income.

The Company continues to reduce the volatility of its net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, management has undertaken steps to increase the percentage of variable rate assets, as a percentage of its total earning assets. The Company’s adjustable rate loans are primarily tied to published indices, such as the Wall Street Journal prime rate. Adjustable rate mortgage backed securities are typically tied to the 11th District Cost of Funds index (“COFI”), the London Interbank Offered Rate (“LIBOR”), or the Constant Maturity Treasury (“CMT”) index.

The Company’s exposure to interest rate risk is reviewed on a regular basis. The Company utilizes a simulation model to analyze net interest income sensitivity to movements in interest rates. The simulation model projects net interest income based on either an immediate rise or fall in interest rates (rate shock) over a twelve-month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities. The model incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities as well as projections for anticipated activity levels by product lines offered by the Company. The simulation model also takes into account the Company’s historical core deposits. Management considers the Company’s market risk to be acceptable at this time.

The table below represents in tabular form amortized cost balances of the Company’s on-balance sheet financial instruments at the expected maturity dates as well as the fair value of those on-balance sheet financial instruments for the year ended December 31, 2002. The expected maturity categories take into consideration historical prepayment speeds as well as actual amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction, over and above normal amortization. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company’s historical experience. The Company’s assets and liabilities that do not have a stated maturity date, such as cash equivalents and certain deposits, are considered to be long term in nature by the Company and are reported in the “Over 5 years” column. The Company does not consider these financial instruments to be materially sensitive to interest rate fluctuations and historically the balances have remained fairly constant over various economic conditions. The weighted average effective interest rates for the various assets and liabilities presented are as of December 31, 2002.

The fair value of cash, interest-bearing deposits with financial institutions, federal funds sold, and interest receivable and payable approximate their book values due to their short maturities. The fair value of investment securities are based on third party pricing obtained by the Company’s portfolio accounting service provider. The fair value of loans are estimated in portfolios with similar financial characteristics and takes into consideration discounted cash flows through the estimated maturity or repricing dates using estimated market discount rates that reflect credit risk. The fair value of demand deposits, NOW, money market, and savings account is the amount payable upon demand. The fair value of time deposits is based upon the discounted value of contractual cash flows, which is estimated using current rates offered for deposits of similar remaining terms.

Table V – Market Risk Sensitive Instruments (dollars in thousands)

Scheduled maturity of market risk sensitive instruments at December 31, 2002:

	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5 Years	Total	Estimated Fair Value	Weighted Average Effective Yield
ASSETS
Securities, available for sale:
Fixed rate	24	7,116	10,261	4,037	1,573	43,617	66,628	67,649	3.75%
Floating rate	—	—	—	—	—	115,887	115,885	116,625	4.02%
Securities, held to maturity:
Fixed rate	3,395	1,508	11,704	6,530	15,403	46,819	85,361	87,816	4.41%

Total securities	$3,419	8,624	21,965	10,567	16,976	206,322	267,874	272,090
Loans, gross
Fixed rate	26,923	20,142	32,059	29,398	23,294	29,414	161,230	158,682	7.20%
Floating rate	30,953	1,595	5,373	2,555	1,577	27,048	69,101	68,008	5.86%

Total loans	$57,876	21,737	37,432	31,953	24,871	56,462	230,331	226,690
Federal funds sold	11,410	—	—	—	—	—	11,410	11,410	0.99%
Interest-bearing deposits	1,321	—	—	—	—	—	1,321	1,321	0.91%
Interest-bearing time deposits	496	100	—	—	—	—	596	596	5.68%
LIABILITIES

Savings, NOW, and money market deposits	165,685	—	—	—	—	—	165,685	165,685	1.15%
Certificates of deposit	191,003	23,595	7,151	3,875	27,586	—	253,210	257,565	3.30%
Notes payable and other borrowings	4,914	—	—	—	—	—	4,914	4,914	1.83%

Table V – Market Risk Sensitive Instruments (dollars in thousands) – continued

Scheduled maturity of market risk sensitive instruments at December 31, 2001:

	Year 1	Year 2	Year 3	Year 4	Year 5	Over 5 Years	Total	Estimated Fair Value	Weighted Average Effective Yield
ASSETS
Securities, available for sale:
Fixed rate	31,742	17,242	5,675	5,516	4,127	29,877	94,179	95,213	5.28%
Floating rate	—	26	—	—	—	89,834	89,860	90,197	4.95%
Securities, held to maturity:
Fixed rate	2,030	3,819	1,898	6,691	3,969	38,583	56,990	56,995	4.63%
Floating rate	—	—	—	—	—	181	181	177	3.37%

Total securities	$33,772	21,087	7,573	12,207	8,096	158,475	241,210	242,581
Loans, gross
Fixed rate	30,283	20,636	33,938	23,440	35,752	27,141	171,190	172,477	7.84%
Floating rate	16,028	3,263	2,356	730	2,430	19,890	44,697	44,649	6.14%

Total loans	$46,311	23,899	36,294	24,170	38,182	56,462	215,887	217,126
Federal funds sold	16,860	—	—	—	—	—	16,860	16,860	1.51%
Interest-bearing deposits	4,659	—	—	—	—	—	4,659	4,659	1.82%
Interest-bearing time deposits	6,732	555	—	—	—	—	7,287	7,287	5.44%
LIABILITIES
Savings, NOW, and money market deposits	182,625	—	—	—	—	—	165,685	165,685	2.10%
Certificates of deposit	177,123	30,316	8,161	1,441	3,537	—	220,578	223,156	4.39%
Notes payable and other borrowings	4,098	—	—	—	—	—	4,098		1.51%

Loans

The Company’s loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Total loans were $230,331,000 at December 31, 2002 compared to $215,887,000 at December 31, 2001 and $172,300,000 at December 31, 2000.

As can be seen in Table VI, a slight increase of approximately 2.4% in commercial and industrial loans, and a strong increase of approximately 14.4% in real estate loans occurred while installment loans decreased by a moderate 8.8% in 2002. The overall increase in 2002 is the result of continued growth combined with an increase in real estate loans due largely to an increase in 1-4 family residential loans and interim construction resulting from customer repricing of residential loans. This increase was offset by a decrease in installment loans due to an economic slow-down combined with the availability of zero percent financing by automobile makers. The overall increase in 2001 is the result of the Peoples State Bank acquisition and continued growth at the Athens and Marshall branches.

At December 31, 2002, real estate loans comprised 56.7% of the loan portfolio, compared to 52.9% and 51.1% at December 31, 2001 and December 31, 2000, respectively.

Table VI – Loan Information (dollars in thousands) – Outstanding Balances at:

	December 31,
Types of Loans	2002	2001	2000	1999	1998
Commercial and industrial	$64,121	62,619	51,026	37,639	34,632
Real estate:
Residential	86,894	75,297	56,907	50,359	45,153
Non-residential	37,976	31,441	27,444	20,097	15,770
Construction	5,691	7,437	3,704	7,479	3,281
Installment	35,649	39,093	33,219	30,955	32,500

Total	$230,331	215,887	172,300	146,529	131,336

As of December 31, 2002, approximately 21% of the Company’s loans have adjustable interest rates, while most loans are on fixed rates maturing within five years. Table VII presents a maturity analysis of the Company’s loan portfolio at December 31, 2002:

Table VII – Loan Interest and Maturity Information (dollars in thousands)

	At December 31, 2002
		Real Estate
	Commercial and Industrial	Residential	Non-residential	Construction	Installment	Totals
Fixed rate loans:
Mature within one year	$5,997	9,089	776	3,944	7,117	26,923
Mature in one to five years	21,187	39,916	17,554	—	26,327	104,894
Mature after five years	11,286	17,381	553	—	193	29,413

Total fixed rate loans	38,470	66,386	18,883	3,944	33,547	161,230
Floating rate loans:
Mature within one year	15,440	1,015	11,329	1,747	1,422	30,953
Mature in one to five years	5,497	344	4,606	—	652	11,099
Mature after five years	4,714	19,149	3,158	—	28	27,049

Total floating rate loans	25,651	20,508	19,093	1,747	2,102	69,101
Total loans:
Mature within one year	21,437	10,104	12,105	5,691	8,539	57,876
Mature in one to five years	26,684	40,260	22,160	—	26,889	115,993
Mature after five years	16,000	36,530	3,711	—	221	56,462

Total loans	$64,121	86,894	37,976	5,691	35,649	230,331

Loan Loss Experience and Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for known loan losses and risks inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Bank’s loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications.

The balance in allowance for loan losses at December 31, 2002 was $3,450,000 compared to the December 31, 2001 balance of $3,205,000 and the December 31, 2000 balance of $2,355,000. The increase in 2002 was the result of a provision of $1,065,000, and recoveries of $262,000 offset by charge-offs of $1,082,000. The increase in 2001 was the result of a provision of $777,000, adjustments for acquisitions of $486,000 and recoveries of $220,000 offset by charge-offs of $633,000. The 2000 net increase was the result of a provision of $290,000, adjustments for acquisitions of $8,000 and recoveries of $442,000 offset by charge-offs of $585,000. The allowance for loan losses at December 31, 2002, 2001, and 2000, was 1.50%, 1.48%, and 1.37%, of outstanding loans, respectively.

By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment about the credit quality of the loan portfolio by considering all known relevant internal and external factors affecting loan and lease collectability. The determination of the necessary allowance and, correspondingly, the provision for loan losses involves assumptions about and projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, management believes that the allowance at December 31, 2002 is adequate to cover losses inherent in its loan portfolio. A migration analysis and an internal classification system for loans also help identify potential problems. From these analyses, management determines which loans are potential candidates for nonaccrual status or charge-off. Management continually reviews loans and classifies them consistent with the regulatory guidelines to help ensure that an adequate allowance is maintained.

Potential problem loans are classified and separately monitored by management. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectability of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged off.

Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower’s operating results and financial condition indicates the borrower’s underlying cash flows are not adequate to meet debt service requirements and it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged off when deemed uncollectable.

The Company uses a combination of a loss migration approach and a specific allocation approach to determine the adequacy of the allowance for loan and lease losses. In general, the migration analysis tracks, on a quarter-by-quarter basis, the percentage of various classified loan pools that ultimately becomes a loss over a twelve month time period. The sum of the loss percentages for each quarter of the analysis is used to estimate the loss that exists in the Company’s current population of classified loans. The methodology for determining loss percentages on unclassified loans is based on historical losses on the pool of loans that were considered pass credits twelve months prior to the loss. Adjustments to these general reserve allocations are then made to account for risks in the portfolio associated with: (1) levels of, and trends in, delinquencies and non-accruals; (2) trends in volume and terms of loans; (3) changes in lending policies and procedures; (4) experience, ability and depth of lending management and staff; (5) national and local economic trends and conditions; and (6) concentrations of credit.

While portions of the allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Based on historical trends, the Company estimates that approximately $1,275,000 will be charged off in the year ending December 31, 2003. The breakdown of this estimate is as follows: $200,000 in commercial and industrial, $35,000 in real estate–mortgage, and $1,040,000 in installment, which includes $840,000 in overdrafts.

Table VIII – Loan Loss Experience and Allowance for Loan Losses (dollars in thousands)

	Years Ended December 31,
	2002	2001	2000	1999	1998
Balance at beginning of period	$3,205	2,355	2,200	1,701	1,249
Charge-offs:
Commercial and industrial	134	89	40	335	78
Real estate—residential	—	—	30	27	26
Real estate—non-residential	27	31	13	—	—
Installment loans	921	513	502	528	455

Total charge-offs	1,082	633	585	890	559

Recoveries:
Commercial and industrial	24	16	202	796	69
Real estate—residential	2	—	—	11	—
Real estate—non-residential	—	—	6	—	—
Installment loans	236	204	234	228	154

Total recoveries	262	220	442	1,035	223

Net charge-offs (recoveries)	820	413	143	(145)	336
Provision for loan losses	1,065	777	290	354	623
Addition due to acquisition	—	486	8	—	165

Balance at end of period	$3,450	3,205	2,355	2,200	1,701

Average loans outstanding during the period*	$221,441	195,228	157,454	137,997	116,520
Gross charge-offs as a percent of average loans*	0.49%	0.32	0.37	0.64	0.48
Recoveries as a percent of gross charge-offs	24.21%	34.76	75.56	116.29	39.89

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period*	0.37%	0.21	0.09	(0.11)	0.29

*	Net of unearned income

Table IX – Allocation of Allowance for Loan Losses (dollars in thousands)

	As of December 31,
	2002		2001		2000		1999		1998
	Reserve Amount	Ratio*	Reserve Amount	Ratio*	Reserve Amount	Ratio*	Reserve Amount	Ratio*	Reserve Amount	Ratio*
Commercial and industrial	$1,027	27.8%	$1,260	29.0%	$1,025	29.6%	$691	25.7%	$677	26.4%
Real Estate:
Residential	515	37.7	607	34.9	433	33.1	482	34.4	358	34.4
Non- residential	223	16.5	248	14.6	206	15.9	193	13.7	128	12.0
Construction	31	2.5	65	3.4	27	2.1	66	5.1	25	2.5
Installment	1,645	15.5	1,003	18.1	657	19.3	722	21.1	498	24.7
Unallocated	9	N/A	22	N/A	7	N/A	46	N/A	15	N/A

	$3,450	100.0%	$3,205	100.0%	$2,355	100.0%	$2,200	100.0%	$1,701	100.0%

*	Represents the ratio of each loan category to gross loans (including unearned interest)

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

Nonaccrual loans totaled $24,000 in 2002, $74,000 in 2001 and $241,000 in 2000. Restructured loans include those for which there has been a reduction in stated interest rate, extension of maturity, reduction in face amount of debt, or reduction in accrued interest. As of December 31, 2002 and December 31, 2001, the Company had no restructured loans. The Company had restructured loans of $1,216,000 in 2000.

Loans past due over ninety days and still accruing interest were $432,000 at December 31, 2002, an increase from the December 31, 2001 amount of $84,000.

The following table presents an analysis of nonaccrual, past due, other real estate and restructured loans at December 31, 2002.

Table X – Analysis of Nonaccrual, Past Due, Other Real Estate, and Restructured Loans

(dollars in thousands)

	At December 31,
	2002	2001	2000	1999	1998
Nonaccrual loans	$24	74	241	—	81
Restructured loans	—	—	1,216	—	69
Other impaired loans	84	475	—	—	—
Other real estate	68	90	10	150	125

Total nonperforming assets	$176	639	1,467	150	275

Allowance for loan loss to nonperforming assets	1,960.2%	501.6	160.5	1,466.7	618.5
Nonperforming assets as a percentage of stockholders’ equity	0.4%	1.5	3.7	0.4	0.8
Loans past due 90+ days and still accruing	$432	84	18	183	21

Other potential problem loans	$—	—	—	—	—

Income that would have been recorded in accordance with original terms	$9	9	11	—	6
Less income actually recorded	—	—	—	—	—

Loss of income	$9	9	11	—	6

Securities

The Investment Committee, under the guidance of the Company’s Investment Policy, assesses the short and long-term investment needs of the Company after consideration of loan demand, interest rate factors, and prevailing market conditions. Recommendations for securities purchases and other transactions are then made considering safety, liquidity, and maximization of return to the Company. Management determines the proper classification of securities (e.g., held-to-maturity, available-for-sale) at the time of purchase. Securities that management does not intend to hold to maturity or that might be sold under certain circumstances are classified as available for sale. For example, management might decide to sell certain of its mortgage-backed securities in response to changes in interest rates that may result in subjecting the Company to unacceptable levels of prepayment risk. Management might also decide to sell certain securities as a result of increases in loan demand. If management has the intent and the Company has the ability at the time of purchase to hold the securities until maturity, the securities will be classified as held to maturity.

Management’s strategy with respect to securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with approximately 80% of the total as of December 31, 2002, comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. Treasury holdings are currently positioned in a ladder structure. Three-year treasury bonds are purchased quarterly, held for two years, and then sold with one year left to maturity to take advantage of the slope in the yield curve. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the Company are backed by agency collateral, which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

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

The Company’s MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities, fixed rate conventional mortgage pools, and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. At December 31, 2002, floating rate securities made up 7% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized, but with somewhat longer maturities.

Securities are the Company’s single largest interest-earning asset representing approximately 49%, 46%, and 49% of total assets at December 31, 2002, 2001, and 2000 respectively. The securities portfolio totaled $269,635,000 at December 31, 2002, up from $242,580,000 and $206,434,000 at December 31, 2001 and December 31, 2000, respectively.

The various types of securities held by the Company are listed below in Table XI:

Table XI – Investment Securities Information (dollars in thousands)

	At December 31,
	2002	2001	2000
Available for Sale Portfolio
(Carried at Estimated Fair Value)
U.S. treasuries	$—	8,303	18,064
U.S. government agencies	23,253	58,123	63,150

	$23,253	66,426	81,214
Mortgage-backed securities and
collateralized mortgage obligations	161,021	118,984	73,975

Total Available for Sale	$184,274	185,410	155,189

	At December 31,
	2002	2001	2000
Held to Maturity Portfolio
(Carried at Amortized Cost)
U.S. government agencies	$16,998	4,975	—
State and municipal	48,690	42,137	42,563
Corporate securities	2,004	2,025	2,047
Other Securities	—	181	212

	$67,692	49,318	44,822
Mortgage-backed securities and
collateralized mortgage obligations	17,669	7,852	6,423

Total Held to Maturity	$85,361	57,170	51,245

The maturities and weighted yields of each portfolio by type of security and their book and market values are detailed below in Table XII:

Table XII – Investment Securities Maturities and Yield Information (dollars in thousands)

Available for Sale Portfolio (Carried at Estimated Fair Value):

					As of December 31, 2002
	Matures in 1 Year or Less		Matures in 1-5 Years		Matures in 5-10 Years		Matures in After 10 Years		Amortizing Securities		Total Estimated Fair Value	Total Amortized Cost
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
US government agencies	$—	—%	$23,253	3.13%	$—	—%	$—	—%	$—	—%	$23,253	22,988

Sub Total	$—	—%	$23,253	3.13%	$—	—%	$—	—%	$—	—%	$23,253	22,988
Mortgage-backed securities	—	—	—	—	—	—	—	—	161,021	4.04	161,021	159,525

Total	$—	—%	$23,253	3.13%	$—	—%	$—	—%	$161,021	4.04%	$184,274	182,513

Held to Maturity Portfolio (Carried at amortized cost)

					As of December 31, 2002
	Matures in 1 Year or Less		Matures in 1-5 Years		Matures in 5-10 Years		Matures in After 10 Years		Amortizing Securities		Total Estimated Fair Value	Total Amortized Cost
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
US government agencies	$—	—%	$16,998	4.20%	$—	—%	$—	—%	$—	—%	$16,998	$69,684
State and Municipal*	1,392	7.49	8,786	7.28	18,279	6.61	20,233	6.69	—	—	48,690	50,214
Corporate securities	2,004	5.64	—	—	—	—	—	—	—	—	2,004	2,019
Other securities	—	—	—	—	—	—	—	—	—	—	—	—

Sub Total	$3,396	6.40%	$25,784	5.27%	$18,279	6.61%	$20,233	6.69%	$—	—%	$67,692	$69,684
Mortgage-backed securities	—	—	—	—	—	—	—	—	17,669	4.26	17,669	18,132

Total	$3,396	6.40%	$25,784	5.27%	$18,279	6.61%	$20,233	6.69%	$17,669	4.26%	$85,361	$87,816

* Yields are stated on a tax-equivalent basis at a 34% effective tax rate.

Deposits

Total deposits at December 31, 2002 were $494,951,000, an increase of approximately $21,221,000 from the December 31, 2001 deposit total of $473,730,000. Deposits totaled approximately $379,122,000 at December 31, 2000. Total deposits increased during 2002 as a result of growth from the acquisition of Peoples State Bank and four new branches in Longview, White Oak and Corsicana. Total deposits increased during 2001 as a result of growth from the acquisition of Peoples State Bank and the two former Jefferson Heritage branches combined with the completion of a full year’s growth at the Athens branch. Total deposits increased during 2000 as a result of growth during the first full year at the branch in Marshall.

Total average deposits in 2002 were $487,512,000, an increase of $52,668,000 over the December 31, 2001 total of $434,844,000. Total average deposits in 2001 increased approximately $74,756,000 over 2000. The increase from 2001 to 2002 was due mostly to an increase in public funds combined with an increase in deposits resulting from the acquisition of two branch facilities in Corsicana, Texas in the second quarter of 2002. The increase from 2000 to 2001 largely resulted from the acquisition of Peoples State Bank in July 2001 combined with the acquisition of the two former Jefferson Heritage branches in October 2001.

The average balances of the various deposit types for the last three years along with the interest paid and average deposit interest rates follow:

Table XIII – Analysis of Average Deposit Balances (dollars in thousands)

	Year Ended December 31,
	2002			2001			2000
	Average Balances	Interest Expense	Average Rate	Average Balances	Interest Expense	Average Rate	Average Balances	Interest Expense	Average Rate
Non interest- bearing demand	$70,557	—	—%	$64,422	—	—%	$46,917	—	—%
Interest-bearing demand	101,328	899	0.89	83,933	1,279	1.52	74,438	1,715	2.30
Savings	18,652	478	2.56	16,143	609	3.77	12,495	258	2.06
Money market accounts	55,692	639	1.15	53,537	1,344	3.22	40,606	1,495	3.68
Time	241,283	9,026	3.74	216,809	11,769	5.43	185,632	10,501	5.66

Total	$487,512	11,042	2.26%	$434,844	15,001	3.45%	$360,088	13,969	3.88%

Time deposits consist of certificate of deposits and represent the types of deposits most likely to affect the future earnings of the Company because of their interest rate sensitivity. These deposits are generally more costly sources of funds than other types of deposits. At December 31, 2002, 49.5% of total average deposits were time deposits as compared to 49.9%, and 51.6% at December 31, 2001 and 2000, respectively.

Included in the table below are time deposits at December 31, 2002, with balances of $100,000 or more. These deposits represent 36.8% of total time deposits, and the majority of such deposits will mature within six months, reflecting the volatile nature of these deposits. The cost of these funds is generally higher than for other time deposits. The following table provides an analysis of the maturity of these deposits:

Table XIV – Certificates of Deposit $100,000 or more at December 31, 2002

(dollars in thousands)

	Maturity from December 31, 2002	Percent of Total
Three months or less	$45,814	49.16%
Within months four through six	12,019	12.90%
Within months seven through twelve	14,870	15.96%
Over one year	20,489	21.98%

Total	$93,192	100.00%

Short-Term Borrowings

From time to time, primarily due to decreases in liquidity caused by timing of investment transactions, the Company may borrow on a short-term basis from the Federal Reserve Bank, or purchase federal funds through lines of credit approved at Texas Independent Bank.

During July 2000, the Company elected the “note option” for its treasury tax and loan (“TT&L”) deposits instead of the “remittance option”. The note option allows the Company to borrow TT&L deposits under an open-ended demand note payable to the Federal Reserve Bank. Interest on the note is payable monthly at ¼% below the Federal Funds rate (0.99% at December 31, 2002). The note has a maximum limit of $5,000,000 and is secured by certain investment securities. The maximum balance outstanding at any month-end was $3,414,000 during 2002, $4,098,000 during 2001 and $2,845,000 during 2000. The balance outstanding at December 31, 2002 was $3,414,000 as compared to $4,098,000 at December 31, 2001 and $1,148,000 at December 31, 2000. The average yield paid during the year was 1.16%, 3.07% and 6.23% for the years 2002, 2001 and 2000 respectively.

Effective November 26, 2002, Delaware entered into a revolving note with TIB The Independent Bankers Bank for $2,500,000. The note is secured by stock of the Bank and a guaranty of the Company. The note is payable upon demand, but if no demand is made, interest only payments begin February 26, 2003 and continue at quarterly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on November 26, 2003. The interest rate payable by Delaware is 0.500% per annum under the Index Rate provided that such rate is the most recently published by the Wall Street Journal as the Prime Rate as set forth in the money rates tables therein, or if no such rate is published then any successor rate acceptable to lender. Currently the rate is 3.75%. The balance of the note at December 31, 2002 is $1,500,000.

The Company does not anticipate any material impact upon the Company or its operations as a result of the borrowing.

Capital Resources and Capital Adequacy

Total stockholders’ equity at December 31, 2002 of $48,287,000 increased 9.9% or $4,353,000 from December 31, 2001 and represented 8.7% of total assets at December 31, 2002 compared to 8.3% at December 31, 2001. The increase in the percent of stockholders’ equity to total assets is a result of the increase from profits in excess of dividends paid to shareholders and the net increase in the unrealized gains in the securities portfolio. Total stockholders’ equity was $43,934,000 at December 31, 2001 and $39,122,000 at December 31, 2000.

The regulatory agencies that govern banks require banks to meet certain minimum capital guidelines. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”), Federal bank regulatory agencies adopted capital adequacy guidelines which link the adequacy of a bank’s capital to the risks inherent in both its on and off balance sheet activities. These guidelines are termed “risk based” capital guidelines and became fully effective on December 31, 1992. As a result, banks are required to have a minimum ratio of Tier 1 capital to total risk-adjusted assets, as defined in the regulations, of not less than 4%, and a ratio of combined Tier 1 and Tier 2 capital to total risk-adjusted assets of not less than 8%. Tier 1 capital consists primarily of the sum of common stock and perpetual noncumulative preferred stock, less goodwill less certain percentages of other intangible assets. Tier 2 capital consists primarily of perpetual preferred stock not qualifying as Tier 1 capital, perpetual debt, mandatory convertible securities, subordinated debt, convertible preferred stock with an original weighted average maturity of at least five years and the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The federal regulatory agencies may require higher ratios in the event of certain circumstances that they, in their discretion, deem to be of sufficient cause to require higher ratios. At December 31, 2002, the Bank had Tier 1 and total capital ratios of 15.1% and 16.4% respectively. At December 31, 2001, the Bank had a Tier 1 and total capital ratio of 13.7% and 15.0% respectively. At December 31, 2000, the Bank had Tier 1 and total capital ratios of 17.0% and 18.1% respectively.

The Federal and state bank regulatory agencies also require that a bank maintain a minimum leverage capital ratio of Tier 1 capital to average total consolidated assets of at least 3% for the most highly-rated, financially sound banks and a minimum leverage ratio of at least 4% to 5% for all other banks. Adjusted total assets are comprised of total assets less the intangible assets that are deducted from Tier 1 capital. As of December 31, 2002, Bank’s leverage ratio was 7.0% compared to 6.7% and 8.7% as of December 31, 2001 and December 31, 2000 respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was signed into law on December 19, 1991. The prompt corrective actions of FDICIA place restrictions on any insured depository institution that does not meet certain requirements including minimum capital ratios. The restrictions are based on an institution’s FDICIA defined capital category and become increasingly more severe as in institution’s capital category declines. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting, and operations.

The prompt corrective action regulations define specific capital categories based on an institution’s capital ratios. The capital categories, in declining order, are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To be “well capitalized,” an institution is required to have at least a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio. However, the regulatory agencies may impose higher minimum standards on individual institutions or may downgrade an institution from one category because of safety and soundness concerns. As of December 31, 2002, 2001, and 2000, Bank met all regulatory requirements to be deemed “well capitalized.”

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

During 2002, the Company purchased 200 shares of its common stock from one shareholder at an average cost of $22.00 per share. The purchase price was paid in cash using available cash resources, and the Company did not incur any debt in connection with these stock repurchases.

On February 19, 2003, the Board of Directors of Bancshares entered into an Agreement and Plan of Merger with HCB Merger Corp., a wholly-owned subsidiary of Bancshares providing for the merger with and into Bancshares. As a result of the merger, shareholders of Bancshares who own less than 500 shares will receive $32.00 in cash for each share they own as of the effective time of the merger.

Under the terms of the agreement, which is subject to shareholder approval, it is anticipated that approximately 30,237 shares, representing 1.52% of Bancshares’ common stock, will be converted into the right to receive cash. Shareholders owning less than 500 shares of Bancshares’ common stock will be entitled to receive $32.00, in cash, for each share they own at the effective time of the merger. Shareholders owning 500 shares or more will continue to hold their shares after the merger. The Bank Advisory Group, Inc., Austin, Texas, has served as financial advisor to the Board of Directors.

The proposed transaction is anticipated to reduce the number of shareholders of record to approximately 236 shareholders. As a result, Bancshares will suspend filing reports with the SEC. It is anticipated that Bancshares will achieve significant cost savings through the suspension of its filing obligations. The Board of Directors believes that the cost of being a “public” company is not justified by the limited benefits given its lack of active trading activity. Further, the strategic vision and direction by the Board of Directors is to maintain an independent company providing financial services to its marketplace, through Citizens National Bank.

Bancshares plans to hold the special shareholders’ meeting and to approve the proposed transaction during the second quarter of 2003.

Off-Balance Sheet Risks

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Financial instruments with contractual or notional amounts that represent credit risk at December 31, 2002 were as follows:

(dollars in thousands)

		Amount of Commitment Expiration Per Period
Other Commitments	Total Amounts Committed	Less than 1 year	1 to 3 years*
Lines of Credit	$17,411	13,524	3,887
Standby Letters of Credit	567	490	77
Other Commitments**	9,549	9,549	—

Total Commitments	$27,527	23,563	3,964

*	No off-balance sheet items had a commitment expiration period of three years or more

**	Primarily consists of approved commercial and real estate loans not yet funded

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and nature of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter-party. Such collateral may include accounts receivable, inventory, property, plant, and equipment, real estate, and income-producing commercial and oil and gas properties.

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

Related Party Transactions

The Bank has had, and is expected to have in the future, banking transactions in the ordinary course of business with certain of the Company’s and the Bank’s respective directors, executive officers and their “associates.” Management of the Company and the Bank believe that all such transactions have been made on substantially the same terms as those prevailing at the time for comparable transactions, including interest rates and collateral, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features, and that all such loans are believed to be in compliance with the Financial Institutions Regulatory and Interest Rate Control Act of 1978. See Footnote 4, reflected in the consolidated financial statements.

At December 31, 2002 the Bank had extensions of credit outstanding to Directors and executive officers (a total of 23 persons) in an aggregate amount of $1,131,000 representing approximately 2.1% of equity capital. The largest amount outstanding by the Bank to any executive officer or director of the Company was $846,000 or 1.8% of equity capital.

Outlook and Corporate Objectives

Though many factors such as inflation, interest rate risks, credit quality, regulatory environment and local economic conditions affect the earnings of the Company, the outlook for 2003 appears to be good. The Company faces the challenge of maintaining a high quality loan portfolio while trying to increase its market share of loans, reducing its overhead by utilization of economies of scale, coordinating its branch operations, maintaining deposits in a historically low interest rate environment, staying abreast of the latest technological changes, preserving its strong dividend payout, and increasing its non-interest income.

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are directly affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company’s assets and liabilities are important to the maintenance of acceptable performance levels.

It is the philosophy of the Company to remain independent in ownership, to foster its image as the community leader in banking, increase market share through selected acquisitions and aggressive marketing, maintain a sound earning-asset portfolio, and assess liquidity needs while maintaining our profitability and the return to our shareholders.

Recent Accounting Pronouncements

See Note 1 in the accompanying notes to consolidated financial statements included elsewhere in this report for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This information is included under the heading “Asset and Liability Management and Market Risk” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required to be included pursuant to Item 8 are set forth in Item 15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

PART III.

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers and directors of the Company. Directors serve for one-year terms ending at the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers serve at the pleasure of the Company’s Board of Directors. Included in this table are the names, ages, and positions held by each person listed. Further information concerning such persons follows the table.

Name (age)	Positions held with Company
Landon Alford (67)	Director and Chairman of the Board
David Alford (34)	Director
R.M. Ballenger (82)	Director
Kenneth R. Black (56)	Vice President
Stayton M. Bonner, Jr. (50)	Director
David J. Burks (79)	Director
Billy Crawford (78)	Director
Sheila Gresham (48)	Director
James Michael Kangerga (50)	Director
J. Mark Mann (47)	Director
Milton S. McGee, Jr. (53)	Director, President and Chief Executive Officer
Charles H. Richardson (81)	Director
Nelwyn Richardson (53)	Secretary
Jeff Scribner (46)	Vice-President
Rebecca G. Tanner (47)	Vice-President
Tony Wooster (58)	Director
William E. Wylie (59)	Director

Business Experience

David Alford has served as a director of the Company since November 1999. Mr. Alford has served as a director of the Bank since November 1999 and has served on several committees of the Bank since 1999. Mr. Alford also serves as a director of H.C.B. Inc., a Texas corporation (“HCB”) and an affiliate of the Company. Mr. Alford has been employed with Alford Investments since 1991.

Landon Alford has served as a director of the Company since November 1990 and as a director of the Bank since 1958. Mr. Alford became the Chairman of the Board of Directors of both the Company and the Bank during July 1992. Mr. Alford has served on various Boards of Directors’ committees at the Bank since 1958. Mr. Alford is also Chairman of the Board of HCB. Mr. Alford has been Managing Partner of Alford Investments since September 1959.

R. M. (Max) Ballenger has served as a director of the Company since November 1990. Mr. Ballenger has served as a director of the Bank since 1980 and has served on several committees of the Bank since 1980. Mr. Ballenger also serves as a director of HCB. Mr. Ballenger has been the owner of Max Ballenger Real Estate & Lease Brokerage for over 25 years.

Kenneth Black has served as Vice President of the Company since 1999. Mr. Black has served as Senior Vice President of the Bank since January 1999 and, previously, as Vice President since September 1994.

Stayton M. Bonner, Jr. has served as director of the Company since November 1990 and as a director of the Bank since February 1984. Mr. Bonner has served on various Boards of Directors’ committees at the Bank since February 1984. Mr. Bonner also serves as a director of HCB. Mr. Bonner has practiced law since September 1977, has served as a consultant for Odyssey Management since June 1986 and has acted as Foundation Manager for the R.F. and Jessie Shaw Foundation, Inc. since January 1988.

David J. Burks has served as a director of the Company since November 1990 and as a director of the Bank since 1980. He has served on several of the Board of Directors’ committees at the Bank since 1980. Mr. Burks also serves as a director of HCB. Mr. Burks served as President of Burks Tires, Inc. from 1971 until his retirement in 1995.

Billy Crawford has served as a director of the Company since November 1990 and as a director of the Bank since February 1974. He has served on several of the Bank Board of Directors’ committees since February 1974. Mr. Crawford also serves as a director of HCB. Mr. Crawford is a retired funeral director.

Sheila Gresham has served as a director of the Company and the Bank, since February 1993. Ms. Gresham is currently serving on various committees of the Board of Directors of the Bank. Ms. Gresham also serves as a director of HCB. Ms. Gresham has been a partner of SSS Investments from January 2000 to the present. Ms. Gresham served as President of Smith Chevrolet Company from November 1998 to January 2000 and she served as President of Smith Chevrolet-Oldsmobile-Cadillac Company from August 1993 until November 1998. Prior to that, Ms. Gresham served as President of Smith Chevrolet Company from February 1980 until August 1993.

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

J. Mark Mann has served as a director of the Company and the Bank since January 1992. Mr. Mann has served on various committees of the Board of Directors of the Bank since his election to the Board of Directors. Mr. Mann also serves as a director of HCB. He has been a partner with the law firm of Wellborn, Houston, Adkison, Mann, Sadler, and Hill since 1981.

Milton S. McGee, Jr. has served as President, Chief Executive Officer and a director of the Company since November 1990. In addition, Mr. McGee has served as President, Chief Executive Officer and director of the Bank since April 1990. He has served on various Committees of the Board of Directors of the Bank since 1990. Mr. McGee also serves as the sole director of the Delaware BHC and he has served in such position since February 1991. He also has served in the following capacities: Chairman of the Board and Chief Executive Officer of Kilgore Federal Savings & Loan Association from November 1989 to March 1990; President and Chief Executive Officer of NCNB Texas in Henderson, Texas from July 1986 to November 1989; and President and Chief Executive Officer of Republic Bank Brownwood from August 1983 to July 1986. Mr. McGee also has served as President, Chief Executive Officer and director of HCB since April 1990.

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

William E. Wylie has served as a director of the Company since November 1999 and as a director of the Bank since 1999. Mr. Wylie is an estate and probate attorney in Tyler, Texas. Mr. Wylie has been a member of various Board of Directors committees at the Bank since 1999. Mr. Wylie also serves as a director of HCB.

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

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary(1)	Bonus	All Other Compensation(2)
Milton S. McGee, Jr.
President and Chief Executive	2002	$243,136	$112,500	$49,365
Officer of the Company,	2001	232,800	90,000	27,216
the Bank, and HCB	2000	222,396	86,600	32,907

Jeff Scribner
Vice President of the Company,	2002	112,680	17,500	18,216
Senior Vice President	2001	104,480	9,000	14,323
of the Bank	2000	94,920	18,500	13,717

Kenneth R. Black
Vice President of the Company,	2002	109,080	14,000	18,123
Senior Vice President	2001	102,080	10,000	14,487
of the Bank	2000	88,560	10,500	13,179

Nelwyn Richardson
Secretary of the Company,	2002	109,080	14,500	15,288
Senior Vice President	2001	102,080	7,000	13,075
of the Bank	2000	94,200	7,000	12,162

Terry Tyson
Senior Vice President	2002	109,080	14,500	19,017
of the Bank	2001	102,080	7,000	14,459
	2000	90,090	7,000	13,278

(1)	Includes directors’ fees.

(2)	Includes life insurance premiums paid on behalf of executive officers of the Company and contributions made by the Bank to the executive officer’s account under the Bank’s profit sharing plan.

Certain officers of the Company, HCB and the Bank receive personal benefits in the form of club memberships, personal vacation and travel expenses. The value of such benefits does not exceed the lesser of $50,000 or 10% of the total compensation reported for any such person.

During 1998, the Company established a Performance and Retention Plan (defined herein as the “PAR Plan”) whereby certain employees are provided incentive compensation opportunities payable in cash. Awards are made at the discretion of the Compensation Committee of the Board of Directors, and generally provide for vesting over a period of five years.

The value of potential future payouts, if any, under this PAR Plan are a function of the number of PAR units awarded to the individual and the Company’s return on assets or net income after tax at the Bank during the performance period. A more detailed discussion of the PAR Plan is set forth herein. The following table sets forth awards granted under the PAR Plan to the executive officers that received compensation in excess of $100,000 during the periods indicated below.

Long-Term Incentive Plans-Awards in Last Fiscal Year

Name of Individual	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold	Target	Maximum
Milton S. McGee, Jr.	900	12/31/07	$—	$63,000	$90,000
Jeff Scribner	400	12/31/07	—	28,000	40,000
Kenneth R. Black	350	12/31/07	—	24,500	35,000
Nelwyn Richardson	350	12/31/07	—	24,500	35,000
Terry Tyson	350	12/31/07	—	24,500	35,000

Profit Sharing Plan

The Bank maintains a profit sharing plan pursuant to which each salaried employee of the Bank who is 18 years old or older is eligible for membership following completion of one year of service. The Board of Directors of the Bank determines the amount that the Bank will contribute to the profit sharing plan annually, in accordance with the profitability of the Bank for the particular year or for previous years. Contributions by the Bank are allocated to each member of the plan in the same proportion as the member’s compensation bears to the total compensation of all members for that particular year. Contributions allocated to the account of a member vest partially on an annual basis beginning in the third year, with full vesting occurring after seven years of service. Members’ accounts are fully vested in the event of normal retirement, death or total disability. The Bank administers the profit sharing plan. The Bank acts as trustee of the plan and invests the Bank’s contributions in specified assets as determined by the Board of Directors of the Bank.

The Bank expensed approximately $610,000 to the profit sharing plan in 2002, $454,000 in 2001, and $410,000 in 2000. The Bank’s contributions during the periods indicated below to the account of executive officers that received compensation in excess of $100,000 are as follows. Such amounts are included under the column captioned “All Other Compensation” in the Summary Compensation Table.

Name of Individual or Number in Group	Contributions of the Bank
	2002	2001	2000
Milton S. McGee, Jr.	$36,949	$18,782	$25,335
Jeff Scribner	11,195	9,759	9,754
Kenneth R. Black	10,585	9,639	8,519
Nelwyn Richardson	10,664	9,418	8,725
Terry Tyson	10,632	9,387	8,350

Change in Control Agreement

On June 12, 1995, the Company entered into a Change in Control Agreement (the ”Severance Agreement”) with Milton S. McGee, Jr., President of the Company (“McGee”) as amended on December 16, 1998. The Severance Agreement is designed to provide certain benefits to McGee in the event there are changes in control of the Bank or the Company. Specifically, the Severance Agreement provides that upon a Triggering Termination (as defined in the Severance Agreement), McGee shall have the right to receive a cash lump sum payment equal to 299% of his average annual compensation paid by the Bank and the Company for the five (5) preceding calendar years, provided, however, that such payment is to be reduced to the extent that McGee would be subject to a tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), as a result of “parachute payments” (as defined in the Code) made pursuant to the Severance Agreement or a deduction would not be allowed to the Company for all or any part of such payments by reason of Section 280G(a) of the Code. In addition, for a period of two years from the date of a Change in Control (as defined in the Severance Agreement), or eighteen months from the date of the Triggering Termination, if sooner (the “Benefits Period”), McGee shall continue to receive all health, dental, disability, accident and life insurance plans or arrangements made available by the Company or the Bank in which he or his dependents were participating immediately prior to the date of his termination as if he continued to be an employee of the Company and the Bank, to the extent that participation in any one or more of such plans and arrangements is possible under the terms thereof, provided that if McGee obtains employment with another employer during the Benefits Period, such coverage shall be provided only to the extent that the coverage exceeds the coverage of any substantially similar plans provided by his new employer.

Under the terms of the Severance Agreement, a Triggering Termination would occur upon the termination of McGee’s employment with the Company or the Bank on or after a Change in Control due to either: (i) his resignation for Good Reason (as defined in the Severance Agreement and described herein) or (ii) his involuntary termination by the Bank or the Company, provided that such involuntary termination (as defined in the Severance Agreement) was not a Termination for Cause (as defined in the Severance Agreement and defined herein).

Under the terms of the Severance Agreement, a Change in Control means and is deemed to have occurred if and when (i) any entity, person or group of persons acting in concert, (other than the current members of the Board of Directors of the Company (the “Board”) or any of their descendants) becomes beneficial owner of securities of the Company representing more than fifty percent (50%) of the combined voting power of the Company or any successor corporation; (ii) any entity, person or group of persons acting in concert, (other than the Company or the current members of the Board or any of their descendants) becomes beneficial owner of securities of the Bank representing more than fifty percent (50%) of the combined voting power of the Bank or any successor; (iii) the effective date of a merger or consolidation of the Company or the Bank with one or more other corporations or banks as a result of which the holders of the outstanding voting stock of the Company immediately prior to the merger hold less than fifty percent (50%) of the combined voting power of the surviving or resulting corporation or bank; or (iv) the effective date of a transfer of all or substantially all of the property of the Company or the Bank other than to an entity of which the Company or the Bank owns at least eighty percent (80%) of the combined voting power. Notwithstanding the foregoing, no Change in Control is deemed to have occurred for purposes of the Severance Agreement as a result of any transaction or series of transactions involving only the Company, the Bank, any affiliate (within the meaning of Section 23A of the Federal Reserve Act of 1913, as amended), or any of them, or any of their successors.

Under the terms of the Severance Agreement, resignation for Good Reason means that McGee resigns from his position(s) with the Company or the Bank as a result of any of the following: (i) the assignment to McGee without his consent of any duties inconsistent with his positions, duties, responsibilities and status with the Bank or the Company as in effect immediately before a Change in Control or a detrimental change in his titles or offices as in effect immediately before a Change in Control, or any removal of McGee from or any failure to re-elect McGee to any of such positions, except in connection with the termination of his employment for Cause or as a result of his disability or death; (ii) a reduction of McGee’s base salary or overall compensation (which includes benefits payable under any employee benefit plan, program or practice) without the prior written consent of McGee, which is not remedied within ten (10) calendar days after receipt by the Company of written notice from McGee of such reduction; (iii) a determination by McGee made in good faith that as a result of a Change in Control, he has been rendered unable to carry out, or has been hindered in the performance of, any of the authorities, powers, functions, responsibilities or duties attached to his position with the Company or the Bank immediately prior to the Change in Control, which situation is not remedied within thirty (30) calendar days after receipt by the Company of written notice from McGee of such determination; (iv) the Bank relocates its principal executive offices or requires McGee to have as his principal location of work any location which is in excess of thirty (30) miles from the current location of the Bank or to travel away from his office in the course of discharging his responsibilities or duties hereunder more than thirty (30) consecutive calendar days or an aggregate of more than ninety (90) calendar days in any consecutive three hundred sixty-five (365) calendar-day period without, in either case, his prior consent; or (v) failure by the Company to require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to McGee, expressly to assume and agree to perform the Severance Agreement in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place.

Under the terms of the Severance Agreement, Termination for Cause means that McGee is involuntarily terminated from employment based upon his commission of any of the following: (i) an intentional act of fraud, embezzlement or theft in connection with his duties or in the course of his employment with the Company or the Bank; (ii) intentional wrongful damage to property of the Company or the Bank; (iii) intentional wrongful disclosure of trade secrets or confidential information of the Company or the Bank; (iv) willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease and desist order; or (v) intentional breach of fiduciary duty owed to the Company or the Bank involving personal profit, provided, that no act, or failure to act, on the part of McGee is to be deemed “intentional” unless done, or omitted to be done, by McGee not in good faith and without reasonable belief that his action or omission was in the best interest of the Company or the Bank.

Should McGee die prior to full payment of all benefits due under the Severance Agreement, payment of any remaining benefits is to be made to his beneficiaries designated in writing, or, if no designation is made, to his estate. The Company has no obligation to reserve funds to fulfill its obligations under the Severance Agreement, and the Company has not elected to reserve any funds for such purpose. The Severance Agreement terminates on the earlier of (i) McGee’s sixty-fifth (65th) birthday, (ii) the fifth anniversary of the first event that constitutes a Change in Control, or (iii) the fifth anniversary of the date of execution of the Severance Agreement, provided, however, that the Severance Agreement will not terminate pursuant to subsection (iii) unless either party to the Severance Agreement notifies the other party prior to such anniversary date of such agreement that the Severance Agreement is to be terminated in accordance with subsection (iii). Upon such notice, the termination date set forth in subsection (iii) is to be determined as if the Severance Agreement had been executed on the immediately preceding anniversary date of execution of the Severance Agreement.

Non-Qualified Deferred Compensation Plan

On November 18, 1998, the Bank adopted the Citizens National Bank Non-Qualified Deferred Compensation Plan (“Deferred Compensation Plan”), effective January 1, 1998, to permit certain select management employees of the Bank to defer the payment of a percentage of their compensation and to provide for certain contributions by the Bank to augment such employees’ retirement income in addition to what is provided for under the tax qualified plans of the Bank. The Deferred Compensation Plan is administered by the Bank.

Persons eligible to participate in the Deferred Compensation Plan are determined by the Chairman of the Compensation Committee or the President of the Bank. Participants may elect to defer up to fifty percent (50%) of compensation. In addition to participant deferral elections, the Bank may, in the discretion of the Board of Directors, make a matching or non-matching contribution each plan year. A separate account is maintained for each participant in the plan to which participant deferrals and contributions made by Bank are credited. These accounts are held in an irrevocable grantor trust maintained by the Bank, however the trust remains subject to the general creditors of the Bank.

Amounts deferred at the election of the participant are immediately fully vested. Contributions made by the Bank become vested in a participant’s account over a five-year period based on the number of years of service the participant completes with Bank. All contributions become fully vested upon retirement, disability, death or upon a change in control of the Bank or the Company. Payment under the Deferred Compensation Plan is made in either a single cash lump sum or in annual payments over a period of years as selected by the participant.

This summary is qualified in its entirety by the text of the Citizens National Bank Non-Qualified Deferred Compensation Plan.

1998 Performance and Retention Plan

On November 18, 1998, the Bank adopted the Citizens National Bank 1998 Performance and Retention Plan (the “PAR Plan”), effective January 1, 1998, for the purpose of providing incentive compensation opportunities to certain key employees for their past and future services to the Bank and to offer such key employees an inducement to remain as employees. In addition, the PAR Plan is intended to offer an inducement to secure the services of other persons capable of fulfilling key positions by providing incentive compensation opportunities.

The PAR Plan grants Performance and Retention Units (“PARs”) to key employees of the Bank as selected by the committee, which administers the PAR Plan. The PARs entitle participants to a cash payment equal to the amount by which the final PAR value exceeds the grant PAR value over the course of the performance period. The grant PAR value is determined by the committee at the beginning of the performance period and is set out in the PAR agreement executed by the Bank and the participant. The final PAR value is determined based upon the performance of financial and non-financial performance goals set by the committee at the beginning of the performance period and is related to the appreciation in the value of the greater of (i) return on assets or (ii) net income after tax at the Bank (before PAR payment of the Bank).

Upon a participant’s termination of employment, other than due to death, disability, retirement, involuntary termination or termination for good reason, any outstanding PAR shall terminate and no further accrual shall occur. If a participant is terminated for cause, payment of the PAR, including any accrued portion is immediately forfeited. Payment of PARs shall be made following the close of the applicable performance period.

This summary is qualified in its entirety by the text of the Citizens National Bank 1998 Performance and Retention Plan.

On January 2, 2003, the Bank paid in cash the PARs granted in the years 1998 through 2001. Working with an outside consultant, the compensation committee of the Bank’s Board of Directors valued the PARs granted during that period at $120.00 each, based upon growth in the Bank’s net income and resultant shareholder value creation during that five year period. The following table reflects the corresponding cash awards paid to each of the named executive officers on January 2, 2003:

Name of Individual	Amount Paid

Milton S. McGee, Jr.	$312,000
Jeff Scribner	114,000
Kenneth Black	110,400
Nelwyn Richardson	110,400
Terry Tyson	110,400

In addition, other participants in the PAR Plan received a total of $481,800 in cash compensation pursuant to the PAR Plan, which amount was paid on January 2, 2003, for PARs granted in the years 1998 through 2001.

Employee Severance Protection Plan

On November 18, 1998, the Bank adopted the Citizens National Bank Employee Severance Protection Plan (“Severance Plan”), effective January 1, 1998, for the purpose of retaining the services of the bank’s key officers in the event of a threat of a change in control of the Bank and to ensure their continued dedication and efforts in such event without undue concern for their personal financial and employment security. Persons participating in the bank’s PAR Plan also participate in the Severance Plan.

If a change in control of the Bank has occurred and within 90 days before or two years after the change in control the participant’s employment with the Bank terminates for any reason (other than (i) for cause, (ii) by reason of disability, (iii) termination by the participant other than for good reason, or (iv) for death), the participant is entitled to certain severance benefits. Severance benefits include (a) not less than 24 nor more than 52 weeks’ salary, depending upon years of services, age and level of base compensation, plus an amount equal to the employee’s bonus which could have been paid under the Bank’s bonus plan, assuming attainment of all performance targets, (b) six months of continued life insurance, disability plan benefits, medical and dental benefits which were provided to the participant at the time of termination, (c) immediate vesting of all “Performance and Retention Units” under the PAR Plan and full vesting in all other non-qualified benefit plans and compensation plans.

In the event it is determined that any payment or distribution of any type by the Bank to or for the benefit of a participant, whether paid or payable or distributed or distributable pursuant to the terms of the Severance Plan or otherwise would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax, then the participant’s payments shall be capped at 2.99 times the participant’s average annual compensation during a period as specified in Section 280G of the Code so that the participant will not be liable for assessment of an excise tax on the payment of any termination amounts.

This summary is qualified in its entirety by the text of the Citizens National Bank Employee Severance Protection Plan.

Director Compensation

All directors of the Company who are also directors of HCB and the Bank (except for the Chairman of the Board) are paid a total of $1,400 per month for attending all four Board of Directors’ meetings (including committee meetings) and outside directors receive an additional $500 in December. The Chairman of the Board receives $2,800 per month for attending such meetings. The directors and officers of the Company, the Bank and HCB are elected for terms of one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Principal Shareholders

At March 1, 2003, the Company had 391 shareholders of record. The following table sets forth information concerning the securities of the Company owned beneficially at such time by each person, group or entity known by management of the Company to own beneficially more than 5% of the shares of any class of such securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Landon Alford P. O. Box 67 Henderson, TX 75653	140,228	(2)	7.03	%(2)

John R. Alford, Jr. 8100 Hickory Creek Drive Austin, TX 78735	165,040		8.28%

Stayton M. Bonner, Jr. P. O. Box 1833 Henderson, TX 75653	154,026	(3)	7.72	%(3)

Michael Kangerga 102½ E. Main Street Henderson, TX 75652	132,978		6.67%

Ella Langdon Alford Trust P. O. Box 10 Brixey, MO 65618	159,711		8.01%

Citizens National Bank and Stayton M. Bonner, Trustees P. O. Box 1009 Henderson, TX 75653	132,840	(4)	6.66	%(4)

(1)	Unless otherwise indicated, all shares listed are held of record by the individual indicated with sole power to vote and to dispose of such shares. Percentages are based on 1,994,018 shares outstanding.

(2)	Includes 2,000 shares owned by Mr. Alford’s wife, Phyllis P. Alford.

(3)	Includes 18,102 shares owned by Odyssey Partners LTD for which Mr. Bonner has voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the “Shaw Trusts”) are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4)	The shares are held in three trusts for the benefit of various individuals. Stayton M. Bonner, Jr., a director of the Bank and the Company, is a beneficiary and co-trustee with the Bank of one of the trusts, which owns 44,280 shares, or 2.22% of Company Stock. In addition, it appears that Mr. Bonner is also co-trustee with the Bank (but not a beneficiary) of two such trusts, which own an aggregate of 88,560 shares, or 4.44%, of the Company Stock. The shares held in all three trusts are voted solely by Mr. Bonner.

Management

The following table sets forth the number of shares of the Company Stock beneficially owned (i) by each director of the Company and (ii) by the directors and executive officers of the Company as a group as of March 1, 2003.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class(1)
Landon Alford	140,228(2)	7.03	%(2)

David Alford	8,932	0.45%

R. M. Ballenger	800	0.04%

Kenneth R. Black	600	0.03%

Stayton M. Bonner, Jr.	154,026(3)	7.72	%(3)

David J. Burks	9,775	0.49%

Billy Crawford	1,000	0.05%

Sheila Gresham	6,120	0.31%

James M. Kangerga	9,188	0.46%

J. Mark Mann	5,710(4)	0.29	%(4)

Milton S. McGee, Jr.	9,586(5)	0.48	%(5)

Charles H. Richardson	24,160(6)	1.21	%(6)

Nelwyn Richardson	2,400	0.12	%(7)

Jeff Scribner	N/A	N/A

Terry Tyson	1,700	0.09%

Tony Wooster	2,700(7)	014	%(8)

William E. Wylie	12,640(8)	0.63	%(9)

Directors and executive officers of the Company as a group (17 Persons)	387,965(9)	19.45	%(10)

(1)	Unless otherwise indicated, all shares listed are held of record by the individual indicated with the sole power to vote and dispose of such shares. Percentages are based on 1,994,018 shares outstanding.

(2)	Includes 2,000 shares owned by Mr. Alford’s wife, Phyllis P. Alford.

(3)	Includes 18,102 shares owned by Odyssey Partners LTD for which Mr. Bonner has sole voting authority. Also included are 44,280 shares held in trust for Mr. Bonner as a co-beneficiary and co-trustee of the R.F. Shaw, S.M.B., Jr. Living Trust. Mr. Bonner is also co-trustee with the Bank on two other trusts of which he is not a beneficiary, which trusts own an aggregate of 88,560 shares. The shares held in all three of these trusts (the “Shaw Trusts”) are voted solely by Mr. Bonner. Therefore, the 132,840 shares held in the three Shaw trusts are included in the total shares beneficially owned by Mr. Bonner.

(4)	Shares are held jointly by Mr. Mann and his wife, Debra Mann.

(5)	Shares are held jointly by Mr. McGee and his wife, Sharla McGee.

(6)	Includes 2,160 shares held jointly by Mr. Richardson and his wife, Ruebe Gene Shaw Richardson.

(7)	Shares are held jointly by Mr. Wooster and his wife, Sue Wooster

(8)	Shares are held jointly by Mrs. Richardson and her husband, Bob Richardson.

(9)	Includes 3,800 shares owned by Mr. Wylie’s wife, Susan J. Wylie. Includes 3,000 shares controlled by Mr. Wylie as trustee of the Laura Wylie Trust. Includes 640 shares controlled by Mr. Wylie as trustee of the W.E. Wylie Family Trust.

(10)	Any discrepancy between the actual total of the percentages and the stated total percentage is due to rounding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had, and is expected to have in the future, banking transactions in the ordinary course of business with certain of the Company’s and the Bank’s respective directors, executive officers and their “associates.” Management of the Company and the Bank believe that all such transactions have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions, with other persons and do not involve more than the normal risk of collectability or present other unfavorable features. See Footnotes 4 and 6, reflected in the consolidated financial statements included in Item 15.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report on Form 10-K, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s chief executive officer and chief financial officer, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of Report.

1. Financial Statements

The following financial statements of the Company required to be included in Item 8 are filed under Item 15 at the page indicated:

Page
Independent Auditors’ Reports	53

Consolidated Balance Sheets at December 31, 2002 and 2001	55

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000	56

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000.	57

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	58

Notes to Consolidated Financial Statements	60

2.	Financial Statement Schedules

None.
3.	Exhibits

21.1 Subsidiaries of registrant.

(b) Reports on Form 8-K.

  None.

(c) See the Exhibit Index attached hereto.

Management Contracts and Compensation Plans—The following exhibits listed in the Exhibit Index are identified below in response to Item 15 (a)-3 on Form 10-K:

Exhibit

10.2

Change in Control Agreement dated June 12, 1995 by and between Henderson Citizens Bancshares, Inc. and Milton S. McGee Jr. (incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.3

Amendment One to the Change in Control Agreement Between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr. dated December 31, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4

Citizens National Bank Non-Qualified Deferred Compensation Plan dated November 18, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Citizens National Bank 1998 Performance and Retention Plan dated November 18, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	Citizens National Bank Employee Severance Protection Plan dated November 18, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

(d) None.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(With Independent Auditor’s Report Thereon)

Independent Auditor’s Report

The Board of Directors and Stockholders

Henderson Citizens Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Henderson Citizens Bancshares, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the year ended December 31, 2000 were audited by Fisk & Robinson, P.C., whose partners merged with McGladrey & Pullen, LLP effective October 1, 2001, and whose report thereon dated February 23, 2001 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henderson Citizens Bancshares, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Dallas, Texas

February 14, 2003,

except for Note 19,

for which the date is

March 12, 2003

The report that appears below is a copy of the report issued by Fisk & Robinson, P.C., the previous independent auditor of Henderson Citizens Bancshares, Inc. That firm has discontinued performing auditing and accounting services.

Independent Auditor’s Report

The Board of Directors and Stockholders

Henderson Citizens Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of Henderson Citizens Bancshares, Inc. (the Company) as of December 31, 2000, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Fisk & Robinson, P.C.

Dallas, Texas

February 23, 2001

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Balance Sheets

December 31, 2002 and 2001

(Dollars in Thousands)

	2002	2001
ASSETS
Cash and due from banks	$16,077	$14,390
Interest-bearing deposits with financial institutions	1,321	4,659
Federal funds sold	11,410	16,860

Total cash and cash equivalents	28,808	35,909
Interest-bearing time deposits	596	7,287
Securities available for sale	184,274	185,410
Securities held to maturity	85,361	57,170
Loans, net	226,879	212,665
Premises and equipment, net	11,568	11,302
Accrued interest receivable	3,698	4,157
Goodwill	5,876	5,876
Intangible assets, net	4,409	4,201
Other assets	4,125	2,208

	$555,594	$526,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand – noninterest-bearing	$76,056	$70,527
NOW accounts	88,405	87,781
Money market and savings	77,280	94,844
Certificates of deposit and other time deposits	253,210	220,578

Total deposits	494,951	473,730
Accrued interest payable	1,020	1,394
Notes payable and other borrowings	4,914	4,098
Other liabilities	6,422	3,029

	507,307	482,251
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $5 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized, 2,160,000 issued	10,800	10,800
Additional paid-in capital	5,400	5,400
Retained earnings	33,342	29,243
Accumulated other comprehensive income	1,162	903
Treasury stock, at cost, 165,782 shares in 2002 and 165,582 shares in 2001	(2,417)	(2,412)

Total stockholders’ equity	48,287	43,934

	$555,594	$526,185

See notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2002, 2001, and 2000

(Dollars in Thousands, Except Per Share Amounts)

	2002	2001	2000
Interest income:
Loans, including fees	$15,943	$15,641	$13,061
Securities:
Taxable – available for sale	7,291	9,214	8,997
Taxable – held to maturity	2,232	481	670
Tax-exempt	1,964	1,968	2,046
Federal funds sold	291	769	300
Interest-bearing deposits with financial institutions	175	789	453

Total interest income	27,896	28,862	25,527

Interest expense:
Deposits:
NOW accounts	899	1,279	1,715
Money market and savings	1,117	1,953	1,753
Certificates of deposit and other time deposits	9,026	11,769	10,501
Other borrowed funds	59	60	46

Total interest expense	11,101	15,061	14,015

Net interest income	16,795	13,801	11,512
Provision for loan losses	1,065	777	290

Net interest income after provision for loan losses	15,730	13,024	11,222

Noninterest income:
Service charges, commissions and fees	6,398	4,867	2,945
Income from fiduciary activities	1,466	1,404	1,306
Net realized gains on securities transactions	1,134	65	—
Other	1,172	1,052	2,016

Total noninterest income	10,170	7,388	6,267

Noninterest expense:
Salaries and employee benefits	11,432	9,179	7,998
Occupancy and equipment expenses	2,409	2,151	1,770
Other	5,098	3,931	3,545

Total noninterest expense	18,939	15,261	13,313

Income before income tax expense	6,961	5,151	4,176
Income tax expense	1,506	785	552

Net income	$5,455	$4,366	$3,624

Basic earnings per common share	$2.74	$2.19	$1.81

See notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2001, and 2000

(Dollars in Thousands, Except Per Share Amounts)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at January 1, 2000	$—	$10,800	$5,400	$23,628	$(1,938)	$(2,119)	$35,771
Comprehensive income:
Net income	—	—	—	3,624	—	—	3,624
Net change in fair value of securities available for sale, net of taxes of $702	—	—	—	—	1,363	—	1,363

Total comprehensive income	—	—	—	—	—	—	4,987
Purchase of 15,884 shares of treasury stock	—	—	—	—	—	(278)	(278)
Cash dividends ($0.68 per share)	—	—	—	(1,358)	—	—	(1,358)

Balances at December 31, 2000	—	10,800	5,400	25,894	(575)	(2,397)	39,122
Comprehensive income:
Net income	—	—	—	4,366	—	—	4,366
Net change in fair value of securities available for sale, net of reclassification adjustments of $65 and taxes of $761	—	—	—	—	1,478	—	1,478

Total comprehensive income	—	—	—	—	—	—	5,844
Purchase of 798 shares of treasury stock	—	—	—	—	—	(15)	(15)
Cash dividends ($0.51 per share)	—	—	—	(1,017)	—	—	(1,017)

Balances at December 31, 2001	—	10,800	5,400	29,243	903	(2,412)	43,934
Comprehensive income:
Net income	—	—	—	5,455	—	—	5,455
Net change in fair value of securities available for sale, net of reclassification adjustments of $1,134 and taxes of $132	—	—	—	—	259	—	259

Total comprehensive income	—	—	—	—	—	—	5,714
Purchase of 200 shares of treasury stock	—	—	—	—	—	(5)	(5)
Cash dividends ($0.68 per share)	—	—	—	(1,356)	—	—	(1,356)

Balances at December 31, 2002	$—	$10,800	$5,400	$33,342	$1,162	$(2,417)	$(48,287)

See notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001, and 2000

(Dollars in Thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$5,455	$4,366	$3,624
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(446)	(336)	(98)
Net amortization (accretion) of premium/discount on securities	1,248	163	42
Net realized gains on securities transactions	(1,134)	(65)	—
Net realized gains on premises and equipment and other real estate owned	(13)	—	—
Provision for loan losses	1,065	777	290
Depreciation and amortization	1,603	1,484	1,099
Net change in:
Accrued interest receivable	460	814	(656)
Other assets	(916)	1,286	(966)
Accrued interest payable	(427)	(589)	626
Other liabilities	3,259	(1,047)	862

Net cash from operating activities	10,154	6,853	4,823

Cash flows from investing activities:
Interest-bearing time deposits:
Proceeds from maturities	6,891	9,117	1,097
Purchases	(200)	(14,123)	(2,481)
Securities available for sale:
Proceeds from sales	59,162	12,680	—
Proceeds from maturities, pay downs and calls	59,611	72,695	11,297
Purchases	(117,139)	(110,075)	(33,190)
Securities held to maturity:
Proceeds from maturities, pay downs and calls	33,751	10,240	9,232
Purchases	(62,160)	(14,928)	—
Net increase in loans	(15,403)	(13,526)	(26,210)
Proceeds from sales of premises and equipment and other real estate owned	136	120	378
Purchases of bank premises and equipment	(1,330)	(2,386)	(2,227)
Net cash received from acquisitions	12,989	9,653	—

Net cash from investing activities	(23,692)	(40,533)	(42,104)

See notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2002, 2001, and 2000

(Dollars in Thousands)

	2002	2001	2000
Cash flows from financing activities:
Net change in deposits	6,982	43,959	23,699
Proceeds from note payable	1,500	—	—
Net change in other short-term borrowings	(684)	2,950	1,148
Cash dividends paid	(1,356)	(1,017)	(1,362)
Purchase of treasury stock	(5)	(15)	(278)

Net cash from financing activities	6,437	45,877	23,207

Net change in cash and cash equivalents	(7,101)	12,197	(14,074)
Cash and cash equivalents at beginning of year	35,909	23,712	37,786

Cash and cash equivalents at end of year	$28,808	$35,909	$23,712

See notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Henderson Citizens Bancshares, Inc. (Bancshares) and its wholly-owned subsidiary, Henderson Citizens Delaware Bancshares, Inc. (Delaware). The financial statements of Delaware include the accounts of its wholly-owned subsidiary, Citizens National Bank (the Bank). Wholly-owned subsidiaries of the Bank include HCB Insurance Agency and Community Development Corporation. Together, the consolidated entities are referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations

The Company is principally engaged in traditional community banking activities provided through its sixteen full service branches located in east Texas. Community banking activities include the Company’s commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company also operates an insurance agency.

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

Cash Flow Reporting

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with financial institutions that have an original maturity less than 90 days, and federal funds sold. Generally, federal funds are sold for one-day periods. Cash paid for interest totaled $11,475,000, $15,470,000, and $13,385,000, in 2002, 2001, and 2000. During the same periods, cash paid for income taxes totaled $1,223,000, $1,405,000 and $805,000. Non-cash transactions included reductions in loans through the repossession of real estate and other assets totaling $288,000, $238,000, and $235,000, in 2002, 2001, and 2000.

HENDERSON CITIZENS BANCSHARES, INC.

Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Restricted securities such as stock in the Federal Reserve Bank and the Federal Home Loan Bank are carried at cost and are included in other assets in the accompanying consolidated balance sheets.

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

A loan is considered impaired when full payment of principal and interest under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance and, correspondingly, the provision for loan losses involves assumptions about and projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations.

HENDERSON CITIZENS BANCSHARES, INC.

The Company utilizes an internal classification system under which potential problem loans are classified and separately monitored by management. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibles of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses such as highly leveraged positions, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that a loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off.

The Company uses a combination of a loss migration approach and a specific allocation approach to determine the adequacy of the allowance for loan losses. In general, the migration analysis tracks, on a quarter-by-quarter basis, the percentage of various classified loan pools that ultimately becomes a loss over a twelve-month time period. The sum of the loss percentages for each quarter of the analysis is used to estimate the loss that exists in the Company’s current population of classified loans. The methodology for determining loss percentages on unclassified loans is based on historical losses on the pool of loans that were considered pass credits twelve months prior to the loss. Adjustments to these general reserve allocations are then made to account for risks in the portfolio associated with: (1) levels of, and trends in, delinquencies and nonaccruals; (2) trends in composition, volume, and terms of loans; (3) changes in lending policies and procedures; (4) experience, ability and depth of lending management and staff; (5) national and local economic trends and conditions; and (6) concentrations of credit.

While portions of allowance may be allocated for specific credits, the entire allowance is available for any credit that, in management’s judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when analysis of a borrower’s operating results and financial condition indicates the borrower’s underlying cash flows may not be adequate to meet debt service requirements and it is probable that not all principal and interest amounts will be collected according to the original terms of the loan. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is considered impaired, generally a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows or at the fair value of collateral if repayment is expected solely from the collateral. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

HENDERSON CITIZENS BANCSHARES, INC.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis. The useful lives utilized are forty years for buildings and range from three to ten years for furniture, fixtures and equipment. Maintenance and repairs are charged to operating expense, and renewals and betterments are capitalized. Gains or losses on dispositions are included in the statement of income.

Goodwill

On January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company stopped amortizing goodwill and adopted a new policy for measuring goodwill for impairment. The Company completed its initial impairment test and no impairment of goodwill was recognized in connection with the adoption of this new policy. Under the new policy goodwill is assigned to reporting units. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. Goodwill is tested for impairment at least annually or on an interim basis if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment using a two-step approach. The first step is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit is greater than its fair value, the second step of the impairment test measures the amount of the impairment loss, if any. The second step of the impairment test is to compare the implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized equal to that excess. The implied fair value of goodwill is calculated in the same manner that goodwill is calculated in a business combination, whereby the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The excess “purchase price” over the amounts assigned to assets and liabilities would be the implied fair value of goodwill.

Prior to January 1, 2002, goodwill had been amortized over a 15-year period using the straight-line method. The following table presents net income and earnings per share for 2001 and 2000 adjusted to exclude goodwill amortization expense recognized during those periods.

	2001	2000
Reported net income	$4,366	$3,624
Add back goodwill amortization	260	267

Adjusted net income	$4,626	$3,891

Reported earnings per share	$2.19	$1.81
Add back goodwill amortization	0.13	0.14

Adjusted earnings per share	$2.32	$1.95

HENDERSON CITIZENS BANCSHARES, INC

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

Intangible assets include mortgage servicing rights, which represent the allocated value of retained servicing on loans sold, and core deposit intangibles recorded in connection with business combinations and branch acquisitions. Mortgage servicing rights totalled $503,000 at December 31, 2002 and $352,000 at December 31, 2001. Core deposit intangibles, totalled $4,409,000 at December 31, 2002 and $3,849,000 at December 31, 2001(net of accumulated amortization of $573,000 and $46,000).

Amortization expense related to core deposit intangibles totalled $527,000 and $46,000 at December 31, 2002 and 2001. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2002 is as follows:

2003	$743,000
2004	743,000
2005	721,000
2006	716,000
2007	716,000
Thereafter	770,000

Total	$4,409,000

Income Taxes

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

Basic Earnings Per Common Share

Basic earnings per common share is calculated based on the weighted average number of shares outstanding during the year. The weighted average common shares outstanding were 1,994,236 in 2002, 1,994,984 in 2001, and 2,000,114 in 2000. There are no potentially dilutive common shares. Therefore, diluted earnings per common share is not presented.

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

Restrictions on Cash

The Company was required to have $3,955,000 and $2,775,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at December 31, 2002 and 2001. Deposits with the Federal Reserve Bank do not earn interest.

Comprehensive Income

Comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale.

Industry Segments

The Company’s management views its banking operations as one segment and makes decisions about resource allocation and performance assessment based on the same financial information presented throughout these consolidated financial statements. The Company does have a separate trust department but such operations are not considered material for purposes of disclosure requirements of SFAS No. 131. Therefore, separate disclosures related to trust operations are not presented in these financial statements.

HENDERSON CITIZENS BANCSHARES, INC

New Accounting Pronouncements

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

SFAS No. 147, “Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.”—SFAS 147 removes acquisitions of financial institutions from the scope of both SFAS 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation (FIN) No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires such transactions be accounted for in accordance with SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” In addition, SFAS 147 amends SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The provisions of SFAS 147 became effective on October 1, 2002. Adoption of this statement did not have a significant impact on our financial statements.

HENDERSON CITIZENS BANCSHARES, INC

Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of FIN 45 is not expected to have a material impact on the Company’s financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the Company’s financial statements for December 31, 2002.

Reclassification

Certain amounts in prior financial statements have been reclassified to conform to the current presentation.

2. Business Combinations and Branch Acquisitions

On July 2, 2001, the Company acquired all of the outstanding shares of Rusk County Bancshares, Inc. Henderson, Texas, (“RCBI”) and its wholly owned indirect banking subsidiary, Peoples State Bank for a purchase price of $12,550,000 in cash. The results of operations of Peoples State Bank have been included in the Company’s consolidated income statement since that date. This transaction was accounted for using the purchase method of accounting. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash, cash equivalents and interest-bearing deposits	$19,966
Investment securities	4,645
Loans, net	30,187
Bank premises and equipment	1,553
Goodwill and other intangibles	4,737
Other assets	1,494

Total assets acquired	62,582

Noninterest-bearing deposits	11,701
Interest-bearing deposits	39,218
Other liabilities	1,764

Total liabilities assumed	52,683

Net assets acquired	$9,899

HENDERSON CITIZENS BANCSHARES, INC.

Of the $4,737,000 of goodwill and other intangible assets acquired, approximately $2,659,000 has been assigned to core deposit intangibles and is being amortized using the straight-line method over seven years. The residual of approximately $2,078,000 has been recorded as goodwill and is not being amortized, but is subject to annual impairment tests. The following is condensed pro-forma information for the acquisition of RCBI. Had this transaction occurred previously on January 1, 2001, net interest income for the twelve months ended December 31, 2001 would have been $15,646,000, while net income for the same period would have been $4,853,000. Basic earnings per share for the twelve months ended December 31, 2001 would have been $2.43.

On April 26, 2002, the Company completed the acquisition of two branch facilities in Corsicana, Texas from Cedar Creek Bank of Seven Points, Texas. The Company purchased these branch facilities for $1,087,000. In connection with the acquisition, the Company received $12,989,000 in cash and $155,000 in loans and assumed $14,239,000 in deposits. The Company also recognized core deposit and other intangibles of $1,087,000 which are being amortized using the straight-line method over a period of seven years.

3. Securities

The amortized cost and estimated fair values of securities available for sale at December 31, 2002 and 2001 were as follows (in thousands of dollars):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002:
U.S. government agencies	$22,988	$265	$—	$23,253
Mortgage-backed securities and collateralized mortgage obligations	159,525	1,556	(60)	161,021

	$182,513	$1,821	$(60)	$184,274

December 31, 2001:
U.S. Treasury	$8,002	$301	$—	$8,303
U.S. government agencies	57,483	779	(139)	58,123
Mortgage-backed securities and collateralized mortgage obligations	118,555	742	(313)	118,984

	$184,040	$1,822	$(452)	$185,410

HENDERSON CITIZENS BANCSHARES, INC.

The amortized cost and estimated fair value of securities held to maturity at December 31, 2002 and 2001 were as follows (in thousands of dollars):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2002:
U.S. government agencies	$16,998	$453	$—	$17,451
State and municipal	48,690	1,587	(63)	50,214
Mortgage-backed securities and collateralized mortgage obligations	17,669	463	—	18,132
Corporate	2,004	15	—	2,019

	$85,361	$2,518	$(63)	$87,816

December 31, 2001:
U.S. government agencies	$4,975	$—	$—	$4,975
State and municipal	42,137	501	(611)	42,027
Mortgage-backed securities and collateralized mortgage obligations	7,852	48	—	7,900
Corporate	2,025	67	—	2,092
Other securities	181	—	(4)	177

	$57,170	$616	$(615)	$57,171

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) or the Government National Mortgage Association (GNMA).

At December 31, 2002, there were no holdings of securities of any one issue, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with a carrying value of $118,928,000 and $86,537,000 at December 31, 2002 and 2001, respectively, were pledged to secure public funds on deposit or for other purposes as required or permitted by law.

The amortized cost and estimated fair value of securities at December 31, 2002, by contractual maturity, are shown below (in thousands of dollars). Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

HENDERSON CITIZENS BANCSHARES, INC.

	Securities Available for Sale
	Amortized Cost	Estimated Fair Value

Due in one year or less	$—	$—
Due after one year through five years	22,988	23,253
Due after five years through ten years	—	—
Due after ten years	—	—
Mortgage-backed securities and collateralized mortgage obligations	159,525	161,021

	$182,513	$184,274

	Securities Held to Maturity
	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,396	$3,430
Due after one year through five years	25,784	26,813
Due after five years through ten years	18,279	18,869
Due after ten years	20,233	20,572
Mortgage-backed securities and collateralized mortgage obligations	17,669	18,132

	$85,361	$87,816

Proceeds from the sales of available for sale securities were $59,162,000 and $12,680,000 in 2002 and 2001. Gross gains of $1,090,000 and $ 90,000 and gross losses of $23,000 and $25,000 were recognized on those sales. The Company also realized gross gains of $70,000 and gross losses of $3,000 from calls and permissible sales of held to maturity securities in 2002.

HENDERSON CITIZENS BANCSHARES, INC.

4. Loans and Allowance for Loan Losses

Loans at December 31, 2002 and 2001 were as follows (in thousands of dollars):

	2002	2001
Real estate – residential	$86,894	$75,297
Real estate – non residential	37,976	31,441
Real estate – construction	5,691	7,437
Commercial and industrial	64,121	62,619
Installment and other	35,649	39,093

Total	230,331	215,887
Less: Allowance for loan losses	(3,450)	(3,205)
Unearned discount	(2)	(17)

Loans, net	$226,879	$212,665

The Bank enters into various loans and other transactions in the ordinary course of business with their directors, executive officers, and some of their related business interests. In the opinion of management, these loans and other transactions are made on substantially the same terms as those prevailing at the time for comparable loans and similar transactions with other persons. The amounts of these loans were $1,131,000 and $1,666,000 at December 31, 2002 and 2001. The change during 2002 reflects $1,746,000 in new loans and $2,281,000 of repayments.

At December 31, 2002 and 2001, the Company had discontinued the accrual of interest on loans aggregating $24,000 and $74,000. Net interest income would have been higher by $9,000 in both 2002 and 2001, and $11,000 in 2000 had interest been accrued at contractual rates on non-accrual loans. Loans past due 90 days or more and still accruing interest totaled $432,000 at December 31, 2002 and $84,000 at December 31, 2001.

At December 31, 2002 and 2001, the recorded investment in impaired loans was $108,000 and $549,000. At such dates, the Company had allocated $26,000 and $510,000 of the allowance for loan losses to these loans. The average recorded investment in impaired loans for 2002, 2001 and 2000 was $166,000, $1,003,000 and $1,023,000. Interest income of $9,000, $6,000, and $139,000 was recognized on these impaired loans for 2002, 2001 and 2000.

The Company sold approximately $20,878,000, $13,467,000 and $3,947,000 in mortgage loans during 2002, 2001 and 2000. The loans were sold in the secondary mortgage loan market. The Company retains servicing on certain of the loans sold. Mortgage servicing right assets totaled $503,000 and $352,000 at December 31, 2002 and 2001.

HENDERSON CITIZENS BANCSHARES, INC.

Changes in the allowance for loan losses are summarized as follows (in thousands of dollars):

	2002	2001	2000
Balance, January 1	$3,205	$2,355	$2,200
Provision for loan losses	1,065	777	290
Addition due to acquisition	—	486	8
Loans charged off	(1,082)	(633)	(585)
Recoveries	262	220	442

Balance, December 31	$3,450	$3,205	2,355

5. Premises and Equipment

Premises and equipment at December 31, 2002 and 2001 were as follows (in thousands of dollars):

	2002	2001
Land	$1,683	$1,684
Bank buildings	9,922	9,435
Furniture, fixtures and equipment	6,801	6,645
Construction in progress	841	303

	19,247	18,067
Less accumulated depreciation	(7,679)	(6,765)

Premises and equipment, net	$11,568	$11,302

Amounts charged to operating expenses for depreciation were $1,076,000, $958,000, and $832,000, in 2002, 2001, and 2000.

HENDERSON CITIZENS BANCSHARES, INC.

6. Deposits

Included in certificates of deposit and other time deposits at December 31, 2002 and 2001, were $93,192,000 and $56,987,000 of certificates of deposit in denominations of $100,000 or more.

At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands of dollars):

Years Ending December 31:	Amount
2003	$191,003
2004	23,595
2005	7,151
2006	3,875
2007	27,586

$253,210

Deposits with directors, executive officers and their related business interests, in the opinion of management, are made substantially on the same terms as those prevailing at the time for comparable deposits with other persons, and totaled $3,104,000 and $4,875,000 at December 31, 2002 and 2001.

7. Other Borrowings

During July 2000, the Company elected the “note option” for its treasury tax and loan deposits instead of the “remittance option”. The note option allows the Company to borrow TT&L deposits under an open-ended demand note payable to the Federal Reserve Bank. Interest on the note is payable monthly at ¼% below the Federal Funds rate (0.99% at December 31, 2002). The note has a maximum limit of $5,000,000 and is secured by certain securities. The average balance outstanding under the note during 2002 was $1,291,000 and the maximum balance outstanding at any month-end was $3,414,000. The balance outstanding at December 31, 2002 and 2001 was $3,414,000 and $4,098,000, respectively.

8. Notes Payable

On November 26, 2002, Delaware entered into a revolving note with another financial institution for $2,500,000. The note is secured by stock of the Bank and a guaranty of Bancshares. The note is payable upon demand, but if no demand is made, interest only payments begin February 26, 2003 and continue at quarterly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on November 26, 2003. The interest rate payable by Delaware is Prime less 0.50%, currently 3.75%. The balance of the note at December 31, 2002 is $1,500,000.

HENDERSON CITIZENS BANCSHARES, INC.

9. Income Taxes

Federal income tax expense (benefit) applicable to income before tax for the years ended December 31, 2002, 2001, and 2000 was as follows (in thousands of dollars):

	2002	2001	2000
Current	$1,952	$1,121	$650
Deferred	(446)	(336)	(98)

	$1,506	$785	$552

Actual income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% in 2002, 2001, and 2000, to pretax accounting income as follows (in thousands of dollars):

	2002	2001	2000
Computed “expected” tax expense	$2,367	$1,751	$1,420
Increase (decrease) in income taxes
resulting from:
Tax-exempt interest	(1,002)	(1,098)	(920)
Other	141	132	52

Actual income tax expense	$1,506	$785	$552

Effective tax rate	21.6%	15.2%	13.2%

HENDERSON CITIZENS BANCSHARES, INC.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001, are presented below (in thousands of dollars):

	2002	2001
Deferred tax assets:
Allowance for loan losses	$829	$577
Accrued liabilities	1,027	247
Net loan costs	321	371
Other	90	126

Total gross deferred tax asset	2,267	1,321
Deferred tax liabilities:
Investment securities	102	76
Premises and equipment and related accumulated depreciation	664	226
Other	36	—
Net unrealized gain on securities available for sale	599	467

Total gross deferred tax liability	1,401	769

Net deferred tax asset	$866	$552

No valuation allowance was recorded against the gross deferred tax asset because management believes that it is more likely than not the gross deferred tax asset will be realized in full. The Company bases its conclusion on various factors, including ongoing profitable operations, as well as significant amounts of taxes available in the carryback period.

Included in other liabilities at December 31, 2002 and other assets at December 31, 2001, in the accompanying consolidated balance sheets are current federal income taxes payable of $317,000 and current federal income taxes receivable of $618,000, respectively. The net deferred federal income tax asset at December 31, 2002 and 2001, respectively, is also included in other assets.

10. Other Noninterest Income and Other Noninterest Expense

The Company had no other noninterest income accounts that totaled more than one percent of total revenue of the Company.

The Company had the following other noninterest expense accounts that comprised more than one percent of total revenue for the Company. Telephone expense was $426,000, $323,000 and $292,000 for the years 2002, 2001 and 2000 respectively. A reserve for a potential claim was expensed for $710,000 in 2002.

HENDERSON CITIZENS BANCSHARES, INC.

11. Benefit Plans

The Company has a 401(k) savings plan which covers substantially all full-time employees with at least one year of service. With respect to employer contributions, vesting under the plan begins in the third year and participants become fully vested after seven years. Contributions are at the discretion of the Board of Directors. The Company expensed $610,000, $454,000, and $410,000 related to the plan for the years ended December 31, 2002, 2001, and 2000.

The Company maintains a non-qualified deferred compensation plan and a performance and retention plan for certain management employees of the Company. Contributions by the Company are at the discretion of the Board of Directors and the plans generally provide for vesting over five years. The Company expensed $775,000, $263,000, and $202,000 related to these plans during 2002, 2001, and 2000.

12. Transaction With Affiliate

The Company is affiliated with H.C.B., Inc. (HCB). The Board of Directors for both the Company and HCB are the same. HCB has been used, in part, to own certain assets amounting to approximately $1,909,000 and $1,559,000 at December 31, 2002 and 2001 that supervisory agencies have generally not permitted banks to own directly for extended periods of time. During the years ended December 31, 2002, 2001, and 2000, the Company charged HCB a management fee of $36,000, $36,000, and $37,000, for various services provided to HCB. The amount charged was considered to be the fair value of services rendered. During 2002, 2001, and 2000, the Bank’s trust department charged HCB an additional $9,000, $19,000, $10,000, for management services related to HCB’s mineral interests.

13. Fair Value of Financial Instruments

The estimated fair value approximates carrying value for financial instruments except those described below:

Securities: Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

HENDERSON CITIZENS BANCSHARES, INC.

Deposits: The fair value of deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

Off-Balance Sheet Instruments: The fair values of these items are not material and are therefore not included on the following schedule.

The estimated fair values of financial instruments at December 31, 2002 and 2001 were as follows (in thousands of dollars):

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$16,077	$16,077	$14,390	$14,390
Interest-bearing deposits with financial institutions	1,321	1,321	4,659	4,659
Federal funds sold	11,410	11,410	16,860	16,860
Interest-bearing time deposits	596	596	7,287	7,287
Securities, available for sale	184,274	184,274	185,410	185,410
Securities, held to maturity	85,361	87,816	57,170	57,171
Loans, net	226,879	226,690	212,665	217,126
Mortgage servicing rights	503	503	352	352
Restricted investments	853	853	533	533
Accrued interest receivable	3,698	3,698	4,157	4,157
Financial liabilities:
Deposits:
Demand – noninterest-bearing	$76,056	$76,056	$70,527	$70,527
NOW accounts	88,405	88,405	87,781	87,781
Money market and savings	77,280	77,280	94,844	94,844
Certificates of deposit and other time deposits	253,210	257,565	220,578	222,319
Accrued interest payable	1,020	1,020	1,394	1,394
Notes payable and other borrowings	4,914	4,914	4,098	4,098

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that, were the Company to have disposed of such items at December 31, 2002 and 2001, the estimated fair values would necessarily have been achieved at those dates, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

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

HENDERSON CITIZENS BANCSHARES, INC.

14. Off-Balance Sheet Risk, Commitments and Contingencies

Financial instruments with off-balance sheet risk:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Financial instruments with contractual or notional amounts that represent credit risk at December 31, 2001 and 2000 were as follows:

	2002	2001
Commitments to extend credit	$26,960,000	$33,775,000
Standby letters of credit	567,000	281,000

Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount and nature of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter-party. Such collateral may include accounts receivable, inventory, property, plant, and equipment, real estate, and income-producing commercial and oil and gas properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private short-term borrowing arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company holds collateral supporting those commitments for which collateral is deemed necessary. As of December 31, 2002 and 2001, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

HENDERSON CITIZENS BANCSHARES, INC.

Although the maximum exposure is the amount of these commitments, at December 31, 2002, management anticipates no material losses from such activities.

Contingencies:

In August 2002, the Company was named as a respondent in a petition filed in connection with a 2001 Receivership Action against a former broker that the Company had used for investments in certificates of deposit. The petition alleges the Company received an early redemption of its investment in certificates of deposit and is obligated to return the approximately $4.6 million that it received. As of December 31, 2002, the court has not ordered the Company to respond to the petition and no suit has been filed against the Company (see Note 19 – Subsequent Events). Based upon court filings by the Receiver, management believes that recoveries for the claimants in the Receivership Action will be approximately 85-90% of alleged losses. The Receiver has taken the position in this suit that parties, such as the Company, would be entitled to file a claim with the Receiver for their investments if they were required to pay back funds transferred from the broker. Accordingly, if the Company were required to pay back the $4.6 million to the Receiver, the Company would be entitled to file a claim with the receiver as a creditor of the broker’s estate. Therefore, even if the court were to overrule the procedural defenses of the Company, and the Receiver were to sustain his burden to prove his claims, the Company could reasonably expect to keep 85-90% of its $4.6 million investment with the broker. As of December 31, 2002, the Company had accrued $710,000 for potential losses representing approximately 15% of its investment plus expected legal costs.

The Company is involved in other legal actions arising from normal business activities. Management believes that these actions will not materially affect the financial position or results of operations of the Company.

Lease Commitments:

In April 2002, the Company entered into a long-term lease agreement for a branch office. The lease will expire June 30, 2012, and the annual lease payments total approximately $65,000.

15. Concentrations of Credit Risk

The Bank grants real estate, commercial and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Bank has a diversified loan portfolio, a substantial portion (approximately 57% and 53% at December 31, 2002 and 2001) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Bank typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Bank.

Federal funds sold totaled $11,410,000 and $16,860,000 at December 31, 2002 and 2001. These funds represent uncollateralized loans, in varying amounts, to other commercial banks. The Company maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

HENDERSON CITIZENS BANCSHARES, INC.

16. Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios as set forth in the following table. Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2002:
Total capital to risk weighted assets:
Consolidated	$39,930	15.91%	$20,083	8.00%	N/A	N/A
Bank	41,042	16.37	20,067	8.00	$25,084	10.00%
Tier I capital to risk weighted assets:
Consolidated	36,791	14.66	10,042	4.00	N/A	N/A
Bank	37,923	15.12	10,034	4.00	15,049	6.00
Tier I capital to average assets:
Consolidated	36,791	6.82	21,591	4.00	N/A	N/A
Bank	37,923	7.03	21,583	4.00	26,972	5.00
December 31, 2001:
Total capital to risk weighted assets:
Consolidated	$36,956	15.12%	$19,568	8.00%	N/A	N/A
Bank	36,622	14.98	19,552	8.00	$24,440	10.00%
Tier I capital to risk weighted assets:
Consolidated	33,899	13.87	9,784	4.00	N/A	N/A
Bank	33,565	13.73	9,776	4.00	14,664	6.00
Tier I capital to average assets:
Consolidated	33,899	6.74	20,119	4.00	N/A	N/A
Bank	33,565	6.72	19,967	4.00	24,958	5.00

As of December 31, 2002, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to that date that would change the Bank’s capital category.

HENDERSON CITIZENS BANCSHARES, INC.

The Bank is a national banking association and is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). The Bank is also a member of the Federal Reserve Banking System (FRB) and the Federal Deposit Insurance Corporation (FDIC). Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

Dividends paid by the Company are mainly provided by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Regulatory approval is required in order to pay dividends in excess of the Bank’s earnings retained for the current and prior two years. These guidelines do not currently restrict the Bank from paying normal dividends to the Company.

HENDERSON CITIZENS BANCSHARES, INC.

17. Parent Company Only Financial Information

The financial information below summarizes the financial position of Henderson Citizens Bancshares, Inc. (parent company only) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002.

Balance Sheets

(Parent Company Only)

December 31, 2002 and 2001

(Dollars in Thousands)

	2002	2001
ASSETS
Cash in subsidiary bank	$595	$649
Investment in subsidiaries	47,929	43,611
Other assets	199	199

Total assets	$48,723	$44,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Dividends payable	$339	$339
Other liabilities	97	186

	436	525
Stockholders’ equity:
Preferred stock	—	—
Common stock	10,800	10,800
Additional paid-in capital	5,400	5,400
Retained earnings	33,342	29,243
Accumulated other comprehensive income (loss)	1,162	903
Treasury stock	(2,417)	(2,412)

Total stockholders’ equity	48,287	43,934

Total liabilities and stockholders’ equity	$48,723	$44,459

HENDERSON CITIZENS BANCSHARES, INC.

Statements of Income

(Parent Company Only)

Years Ended December 31, 2002, 2001, and 1999

(Dollars in Thousands)

	2002	2001	2000
Dividend income	$1,396	$10,917	$1,895
Operating expenses	—	—	—

Income before income taxes and equity in undistributed earnings of subsidiaries	1,396	10,917	1,895
Income tax expense	—	—	—

Income before equity in undistributed earnings of subsidiaries	1,396	10,917	1,895
Equity in undistributed earnings of subsidiaries	4,059	(6,551)	1,729

Net income	$5,455	$4,366	$3,624

HENDERSON CITIZENS BANCSHARES, INC.

Statements of Cash Flows

(Parent Company Only)

Years Ended December 31, 2002, 2001, and 2000

(Dollars in Thousands)

	2002	2001	2000
Operating activities:
Net income	$5,455	$4,366	$3,624
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(4,059)	6,551	(1,729)
Increase in other assets	—	—	(199)
Net change in dividends payable	—	—	(3)
Net change in other liabilities	(89)	187	—

Net cash from operating activities	1,307	11,104	1,693

Investing activities:
Purchase of subsidiary bank	—	(9,832)	—

Financing activities:
Cash dividends paid	(1,356)	(1,017)	(1,358)
Purchase of treasury stock	(5)	(15)	(278)

Net cash from financing activities	(1,361)	(1,032)	(1,636)

Net change in cash	(54)	240	57
Cash at beginning of year	649	409	352

Cash at end of year	$595	$649	$409

HENDERSON CITIZENS BANCSHARES, INC.

18. Quarterly Financial Data—Unaudited

Condensed quarterly results of operations for the years ended December 31, 2002 and 2001 were as follows:

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
December 31, 2002:
Interest income	$6,772	$6,905	$7,108	$7,111
Interest expense	2,598	2,721	2,787	2,995

Net interest income	4,174	4,184	4,321	4,116
Provision for loan losses	325	250	230	260

Net interest income after provision for loan losses	3,849	3,934	4,091	3,856
Noninterest income	2,512	2,359	2,416	2,883
Noninterest expense	5,299	4,966	4,447	4,227

Earnings before taxes	1,062	1,327	2,060	2,512
Provision for income tax expense	152	250	476	628

Net earnings	$910	$1,077	$1,584	$1,884

Basic earnings per common share	$0.47	$0.54	$0.79	$0.94

December 31, 2001:
Interest income	$7,266	$7,648	$6,929	$7,019
Interest expense	3,394	3,893	3,810	3,964

Net interest income	3,872	3,755	3,119	3,055
Provision for loan losses	388	159	120	110

Net interest income after provision for loan losses	3,484	3,596	2,999	2,945
Noninterest income	2,116	1,985	1,721	1,566
Noninterest expense	4,375	4,053	3,445	3,388

Earnings before taxes	1,225	1,528	1,275	1,123
Provision for income tax expense	187	228	210	160

Net earnings	$1,038	$1,300	$1,065	$963

Basic earnings per common share	$0.53	$0.65	$0.53	$0.48

HENDERSON CITIZENS BANCSHARES, INC.

19. Subsequent Events

As discussed in Note 14, during 2002, the Company was named as a respondent in a petition filed in connection with a Receivership Action. On March 12, 2003, the Receiver’s petition was approved and the Company was ordered to respond to the petition. Management believes the Company has a meritorious defense against the claims of the Receiver and intends to vigorously defend against the Receiver’s allegations.

On February 19, 2003, the Board of Directors of Bancshares entered into an Agreement and Plan of Merger with HCB Merger Corp., a wholly-owned subsidiary of Bancshares providing for the merger with and into Bancshares. As a result of the merger, shareholders of Bancshares who own less than 500 shares will receive $32.00 in cash for each share they own as of the effective time of the merger.

Under the terms of the agreement, which is subject to shareholder approval, it is anticipated that approximately 30,237 shares, representing 1.52% of Bancshares’ common stock, will be converted into the right to receive cash. Shareholders owning less than 500 shares of Bancshare’s common stock will be entitled to receive $32.00, in cash, for each share they own at the effective time of the merger. Shareholders owning 500 shares or more will continue to hold their shares after the merger. The Bank Advisory Group, Inc., Austin, Texas, has served as financial advisor to the Board of Directors.

The proposed transaction is anticipated to reduce the number of shareholders of record to approximately 236 shareholders. As a result, Bancshares will suspend filing reports with the SEC. It is anticipated that Bancshares will achieve significant cost savings through the suspension of its filing obligations. The Board of Directors believes that the cost of being a “public” company is not justified by the limited benefits given its lack of active trading activity. Further, the strategic vision and direction by the Board of Directors is to maintain an independent company providing financial services to its marketplace, through Citizens National Bank.

Bancshares plans to hold the special shareholders’ meeting and to approve the proposed transaction during the second quarter of 2003.

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
Rebecca Tanner, CPA Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer) and Chief Accounting Officer (Principal Accounting Officer)

Date: March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ LANDON ALFORD Landon Alford	Director and Chairman of the Board	March 19, 2003

/s/ DAVID ALFORD David Alford	Director	March 19, 2003

/s/ R. M. BALLENGER R. M. Ballenger	Director	March 19, 2003

/s/ STAYTON M. BONNER, JR. Stayton M. Bonner, Jr.	Director	March 19, 2003

/s/ D. J. BURKS D. J. Burks	Director	March 19, 2003

/s/ BILLY CRAWFORD Billy Crawford	Director	March 19, 2003

/s/ SHEILA GRESHAM Sheila Gresham	Director	March 19, 2003

/s/ JAMES MICHAEL KANGERGA James Michael Kangerga	Director	March 19, 2003

/s/ J. MARK MANN J. Mark Mann	Director	March 19, 2003

/s/ CHARLES H. RICHARDSON Charles H. Richardson	Director	March 19, 2003

/s/ TONY WOOSTER Tony Wooster	Director	March 19, 2003

William E. Wylie	Director	March 19, 2003

Certifications

I, Milton S. McGee, Jr. certify that:

1.	I have reviewed this annual report on Form 10-K of Henderson Citizens Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 19, 2003	By:	/s/ MILTON S. MCGEE, JR.
	Name: Title:	Milton S. McGee, Jr. President and Chief Executive Officer

I, Rebecca Tanner certify that:

1.	I have reviewed this annual report on Form 10-K of Henderson Citizens Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 19, 2003	By:	/s/ REBECCA TANNER
	Name: Title:	Rebecca Tanner Vice President, Treasurer and Chief Financial Officer and Chief Accounting Officer

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

The following items will be sent to the shareholders of record of the Company on or before March 27, 2003, and copies of such information shall be sent to the Securities and Exchange Commission on or before such time:

(1)	2002 Annual Report to Shareholders

(2)	Notice of Annual Meeting of Shareholders and Proxy Statement

(3)	Proxy Card

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

to the

FORM 10-K ANNUAL REPORT

under

☒	THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended: December 31, 2002

HENDERSON CITIZENS

BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	75-2371232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 West Main Street P.O. Box 1009, Henderson, Texas (Address of principal executive offices)	75653-1009 (Zip Code)

(903) 657-8521

(Registrant’s telephone number, including area code)

EXHIBIT INDEX

Exhibit

3.1

Articles of Incorporation of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

3.2

Bylaws of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

4.1

Specimen Common Stock Certificate of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

10.1

Citizens National Bank of Henderson—Profit Sharing Plan (incorporated herein by reference from the Company’s Registration Statement on Form S-4 (Registration No. 33-42286) filed with the Securities and Exchange Commission on August 16, 1991).

10.2

Change in Control Agreement dated June 12, 1995 by and between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr., President of Henderson Citizens Bancshares, Inc. (incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.3

Amendment One to the Change in Control Agreement Between Henderson Citizens Bancshares, Inc. and Milton S. McGee, Jr. dated December 16, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4

Citizens National Bank Non-Qualified Deferred Compensation Plan dated November 18, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Citizens National Bank 1998 Performance and Retention Plan dated November 18, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	Citizens National Bank Employee Severance Protection Plan dated November 18, 1998 (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

21.1	Subsidiaries of registrant.