Form 10-Q
period 2003-03-31
HENDERSON CITIZENS BANCSHARES INC
filed 2003-05-13
CIK 878355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

Yes  ☐    No  ☒

At April 30, 2003, 1,994,018 shares of Common Stock, $5.00 par value, were outstanding.

HENDERSON CITIZENS BANCSHARES, INC.

QUARTER ENDED MARCH 31, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
Assets	(unaudited)
Cash and due from banks	$14,307	16,077
Interest-bearing deposits with financial institutions	1,437	1,321
Federal funds sold	20,860	11,410

Total cash and cash equivalents	36,604	28,808

Interest-bearing time deposits	299	596
Securities available for sale, at fair value	191,608	184,274
Securities held to maturity, estimated fair value of $98,326 in 2003 and $87,816 in 2002	95,196	85,361

Loans, net	222,028	226,879
Premises and equipment, net	11,833	11,568
Accrued interest receivable	3,169	3,698
Goodwill	5,876	5,876
Intangible assets, net	4,814	4,409
Other assets	4,918	4,125

	$576,345	555,594

Liabilities and Stockholders’ Equity
Deposits:
Demand—non interest-bearing	$82,757	76,056
Interest-bearing transaction accounts	90,618	88,405
Money market and savings	80,960	77,280
Certificates of deposit and other time deposits	265,854	253,210

Total deposits	520,189	494,951

Accrued interest payable	975	1,020
Other borrowings	1,851	4,914
Other liabilities	4,384	6,422

	527,399	507,307
Stockholders’ equity:
Preferred stock, $5 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized, 2,160,000 issued	10,800	10,800
Surplus	5,400	5,400
Retained earnings	34,454	33,342
Accumulated other comprehensive income	714	1,162
Treasury stock, 165,982 shares in 2003 and 165,782 shares in 2002, at cost	(2,422)	(2,417)

Total stockholders’ equity	48,946	48,287

	$576,345	555,594

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Income—unaudited

(dollars in thousands, except share and per share amounts)

	Three months ended March 31,
	2003	2002
Interest income:
Loans, including fees	$3,862	3,962
Securities:
Taxable—available for sale	1,588	1,937
Taxable—held to maturity	370	530
Tax-exempt—held to maturity	568	484
Federal funds sold	72	104
Interest-bearing deposits with financial institutions	9	94
Other interest income	11	—

Total interest income	6,480	7,111

Interest expense:
Deposits:
Transaction accounts	157	274
Money market and savings	158	359
Certificates of deposit and other time deposits	2,052	2,345
Other borrowed funds	28	17

Total interest expense	2,395	2,995

Net interest income	4,085	4,116

Provision for loan losses	261	260

Net interest income after provision for loan losses	3,824	3,856

Noninterest income:
Service charges, commissions, and fees	1,583	1,390
Income from fiduciary activities	381	369
Net realized gains on securities transactions	529	862
Other	350	262

Total noninterest income	2,843	2,883

Noninterest expenses:
Salaries and employee benefits	2,999	2,660
Occupancy and equipment	686	566
Other	1,173	1,001

Total other expenses	4,858	4,227

Income before income tax expense	1,809	2,512
Income tax expense	358	628

Net income	$1,451	1,884

Basic earnings per common share	$0.73	0.94

Weighted average number of shares outstanding	1,994,047	1,994,293

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity—unaudited

Three months ended March 31, 2003 and 2002

(dollars in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at January 1, 2002	$—	10,800	5,400	29,243	903	(2,412)	43,934
Comprehensive income:
Net Income	—	—	—	1,884	—	—	1,884
Other comprehensive income:
Net change in fair value of securities available-for- sale, net of reclassification adjustments of $862 and taxes of $(452)	—	—	—	—	(878)	—	(878)

Total comprehensive income	—	—	—	—	—	—	1,006
Purchase of 200 shares of treasury stock	—	—	—	—	—	(5)	(5)
Cash dividends declared ($.17 per share)	—	—	—	(339)	—	—	(339)

Balances at March 31, 2002	$—	10,800	5,400	30,788	25	(2,417)	44,596

Balances at January 1, 2003	$—	10,800	5,400	33,342	1,162	(2,417)	48,287
Comprehensive income:
Net Income	—	—	—	1,451	—	—	1,451
Other comprehensive income:
Net change in fair value of securities available-for- sale, net of reclassification adjustments of $529 and taxes of $(231)	—	—	—	—	(448)	—	(448)

Total comprehensive income	—	—	—	—	—	—	1,003
Purchase of 200 shares of treasury stock	—	—	—	—	—	(5)	(5)
Cash dividends declared ($.17 per share)	—	—	—	(339)	—	—	(339)

Balances at March 31, 2003	$—	10,800	5,400	34,454	714	(2,422)	48,946

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows—unaudited

Three months ended March 31, 2003 and 2002

(dollars in thousands)

	2003	2002
Net cash from operating activities	$(339)	(4,883)

Investing activities:
Interest-bearing time deposits:
Purchases	(100)	(200)
Maturities	397	6,891
Securities available for sale:
Sales	14,322	49,953
Purchases	(38,789)	(45,096)
Maturities and repayments	16,433	13,360
Securities held to maturity:
Purchases	(17,332)	(41,284)
Maturities and repayments	7,421	2,852
Net change in loans	4,547	(2,036)
Proceeds from sale of premises and equipment and other real estate	—	97
Purchases of bank premises, equipment and software	(595)	(121)

Net cash from investing activities	(13,696)	(15,584)

Financing activities:
Net change in deposits	25,238	14,867
Net change in short-term borrowings	(3,063)	(1,396)
Cash dividends paid	(339)	(678)
Purchase of treasury stock	(5)	(5)

Net cash from financing activities	21,831	12,788

Change in cash and cash equivalents	7,796	(7,679)
Cash and cash equivalents at beginning of period	28,808	43,196

Cash and cash equivalents at end of period	$36,604	35,517

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds	$425	—

Interest paid	$4,390	3,120

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements—unaudited

March 31, 2003

(1)	Basis of Presentation

The accompanying consolidated financial statements of Henderson Citizens Bancshares, Inc. (the “Company”) are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K filed with the SEC on March 21, 2003 (the “2002 Form 10-K”). Refer to the Company’s accounting policies described in the notes to the consolidated financial statements contained in the 2002 Form 10-K which were consistently followed in preparing this Form 10-Q. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003 or any future period.

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

The accompanying consolidated financial statements of the Company include the accounts of Henderson Citizens Delaware Bancshares, Inc., (“Delaware”), a Delaware corporation, and its wholly owned subsidiary, Citizens National Bank. The financial statements of Citizens National Bank are consolidated with its wholly owned subsidiaries, HCB Insurance Agency, Inc. and Community Development Corporation (“CDC”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is principally engaged in traditional community banking activities provided through its fourteen full service branches and its trust office located in east Texas. Community banking activities include the Company’s commercial and retail lending, deposit gathering and investment and liquidity management activities. The Company also operates an insurance agency.

Certain amounts in the prior financial statements have been reclassified to conform to the current presentation.

(2)	Recent Developments

On February 23, 2003, the Board of Directors of the Company publicly announced that it had entered an agreement and plan of merger that will result in the suspension of its duty to file supplemental and periodic information, documents and reports, including Forms 10-K, 10-Q and 8-K, with the SEC. Under the terms of the agreement, which is subject to shareholder approval, it is anticipated that approximately 30,237 shares, representing 1.52% of the Company’s common stock, will be converted into the right to receive cash. Shareholders owning less than 500 shares of the Company’s common stock will be entitled to receive $32.00, in cash, for each share they own at the effective time of the merger. Shareholders owning 500 shares or more will continue to hold their shares after the merger.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2003

On May 8, 2003, the Company filed a schedule 13E-3 and a preliminary proxy statement on schedule 14A with the SEC providing important details of the merger agreement and the merger. The Company plans to mail to each shareholder a proxy statement about the proposed transaction, and shareholders are advised to read the proxy statement carefully when it becomes available because it will contain important information. Shareholders may obtain free copies of the proxy statement (when available) and other documents filed by the Company at the SEC’s website, www.sec.gov. Free copies of the proxy statement will also be available from the Company by directing requests to the attention of Nelwyn Richardson, 201 West Main Street, P. O. Box 1009, Henderson, Texas 75653. The Company, its directors and certain executive officers may be deemed under the rules of the SEC to be “participants in the solicitation” of proxies from the shareholders of the Company in favor of the merger agreement. Information about the directors or executive officers of the Company and their ownership of Henderson Citizens’ common stock is set forth in the proxy statement for Henderson Citizens’ 2002 annual meeting of shareholders, as filed with the SEC on Schedule 14A. Additional information regarding the interests of the “participants in the solicitation” may be obtained by reading the proxy statement relating to the merger agreement and the merger when it becomes available.

(3)	Securities

The amortized cost and estimated fair values of securities available for sale at March 31, 2003 and December 31, 2002, are summarized as follows (in thousands of dollars):

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$22,919	207	—	23,126
Mortgage-backed securities and collateralized mortgage obligations	167,607	1,030	(155)	168,482

	$190,526	1,237	(155)	191,608

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$22,988	265	—	23,253
Mortgage-backed securities and collateralized mortgage obligations	159,525	1,556	(60)	161,021

	$182,513	1,821	(60)	184,274

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2003

The amortized cost and estimated fair values of securities held to maturity at March 31, 2003 and December 31, 2002, are summarized as follows (in thousands of dollars):

	March 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$26,995	435	—	27,430
State and municipal	54,913	2,367	(30)	57,250
Mortgage-backed securities and collateralized mortgage obligations	13,288	370	(12)	13,646

	$95,196	3,172	(42)	98,326

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$16,998	453	—	17,451
State and municipal	48,690	1,587	(63)	50,214
Mortgage-backed securities and collateralized mortgage obligations	17,669	463	—	18,132
Corporate	2,004	15	—	2,019

	$85,361	2,518	(63)	87,816

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

March 31, 2003

(4)	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio is as follows (in thousands of dollars)

	March 31, 2003	December 31, 2002
Real estate	$130,036	130,561
Commercial and industrial	61,119	64,121
Installment and other	34,355	35,649

Total	225,510	230,331

Less:
Allowance for loan losses	(3,481)	(3,450)
Unearned discount	(1)	(2)

Loans, net	$222,028	226,879

Changes in the allowance for loan losses for the three months ended March 31, 2003 and 2002 are summarized as follows (in thousands of dollars):

	Three months ended March 31,
	2003	2002
Balance, beginning of period	$3,450	3,205
Provision charged to operating expense	261	260
Charge offs:
Commercial, financial, and agriculture	(120)	(34)
Real estate mortgage	—	—
Installment loans to individuals	(219)	(178)
Recoveries:
Commercial, financial, and agriculture	15	9
Real estate mortgage	—	—
Installment loans to individuals	94	57

Balance, March 31	$3,481	3,319

(5)	Notes Payable

On November 26, 2002, Delaware entered into a revolving note with another financial institution for $2,500,000. Effective May 1, 2003, the amount of the revolving note was increased to $5,000,000. The note is secured by stock of Citizens National Bank and a guaranty of the Company. The note is payable upon demand, but if no demand is made, interest only payments begin August 26, 2003 and continue at quarterly time intervals thereafter. A final payment of the unpaid balance plus accrued interest is due and payable on November 26, 2003. The interest rate payable by Delaware is Prime less 0.50%, currently 3.75%. The balance of the note at March 31, 2003 is $1,500,000.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

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

Results of Operations

Net income for the first three months of 2003 decreased to $1,451,000, or $0.73 per share, compared to $1,884,000, or $0.94 per share for the same period in 2002. Details of the components of net income are discussed below.

Net Interest Income. Net interest income for the three months ended March 31, 2003 was $4,085,000, a decrease of $31,000 for the three months when compared to the same period in 2002. Average interest-earning assets increased $30,696,000, while the net interest margin decreased from 3.31% at March 31, 2002 to 3.11% at March 31, 2003. Total interest income decreased $631,000 from the previous year during the three month period ended March 31, 2003. The decrease was a result of a decrease in the average yield on interest-bearing assets from 5.94% at March 31, 2002 to 5.25% at March 31, 2003. Even though volumes increased on average interest-bearing liabilities by $16,625,000, interest expense decreased by $600,000 during the three months ended March 31, 2003. This decrease was attributable to a decrease in the average yield on interest-bearing liabilities from 2.87% at March 31, 2002 to 2.18% at March 31, 2003.

Provision for Loan Losses. The provision for loan losses was $261,000 for the first three months of 2003 compared to $260,000 for the first three months of 2002. See “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of the Company—Allowance for Loan Losses” for a more detailed discussion relative to the provision for loan losses.

Noninterest Income. Noninterest income, excluding securities gains/losses, was $2,314,000 for the first three months of 2003 as compared to $2,021,000 in the first three months of 2002. This increase is largely attributable to increases in service charges primarily due to the growth in fees collected for insufficient funds, which is largely attributable to the acquisition of new branch facilities. Increases in ATM and MasterMoney fee income and increases in mortgage-servicing income realized from the sale of FHLMC loans also contributed to the rise in noninterest income. The Company experienced a net gain on securities transactions of $529,000 for the first three months of 2003 compared to a net gain on securities transactions of $862,000 for the first three months of 2002. Given the level of interest rates on securities maturing in an 18-month period, the Company elected to capture most of the gain during the first quarter in anticipation of rising interest rates.

Noninterest Expenses. Noninterest expenses for the three-month period ended March 31, 2003, were $4,858,000 compared to $4,227,000 during the same period in 2002. The increase in other expenses is primarily due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the additional expense of employees added in the acquisition of two branch facilities in April of 2002. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties. Noninterest expenses also increased due to the acquisition of new branches, which increased the amortization expense for other intangible assets and resulted in higher expenses overall as a result of the Company’s growth. Telephone expenses for the three months ended March 31, 2003 were $106,000 compared to $111,000 for the same period in 2002.

Income Taxes. Income tax expense for the first three months of 2003 was $358,000, compared to $628,000 in the same period in 2002. The effective tax rates for the first three months of 2003 and 2002 were 19.8% and 25.0%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Financial Condition

The Company’s total assets at March 31, 2003 of $576,345,000 increased from the total assets at December 31, 2002 of $555,594,000. The Company’s loan portfolio was $222,028,000 at March 31, 2003, down slightly from $226,879,000 at December 31, 2002. Total deposits were $520,189,000 at March 31, 2003, compared to the December 31, 2002 total of $494,951,000.

Deposits and Other Borrowings

Total deposits at March 31, 2003 increased from the December 31, 2002 balances by $25,238,000. This increase was due mostly to an increase in public funds.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At March 31, 2003, amounts payable under this note totaled $351,000 compared to $3,413,000 at December 31, 2002. The decrease was due to remittances made during the three months ended March 31, 2003.

Effective November 26, 2002, Delaware entered into a revolving note with TIB The Independent Bankers Bank for $2,500,000. Effective May 1, 2003, the amount of the revolving note was increased to $5,000,000. The note is secured by stock of Citizens National Bank and a guaranty of the Company. The note is payable upon demand, but if no demand is made, interest only payments begin August 26, 2003 and continue at quarterly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on November 26, 2003. The interest payable by Delaware is 0.500% per annum under the Index Rate provided that such rate is the most recently published by the Wall Street Journal as the Prime Rate as set forth in the money rates tables therein, or if no such rate is published then any successor rate acceptable to the lender. Currently the rate is 3.75%. The balance of the note at March 31, 2003 is $1,500,000.

The Company does not anticipate any material impact upon the Company or its operations as a result of the borrowings.

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

Cash and cash equivalents increased $7,796,000 from $28,808,000 at December 31, 2002 to $36,604,000 at March 31, 2003. Cash and cash equivalents represented 6.4% of total assets at March 31, 2003 compared to 5.2% of total assets at December 31, 2002. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company’s liquidity position is sufficient to meet the Company’s needs for at least the next twelve months based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company’s level of cash and cash equivalents, cash flows and liquidity during the first three months of 2002 were the securities purchases of $56,121,000, a net increase in deposits of $25,238,000 and securities maturities and repayments of $23,854,000.

Capital Resources

At March 31, 2003, stockholders’ equity totaled $48,946,000, or 8.5% of total assets, compared to $48,287,000, or 8.7% of total assets, at December 31, 2002.

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

The tables below set forth the Consolidated and Citizens National Bank only capital ratios as of March 31, 2003 and December 31, 2002.

	Consolidated	Bank Only
March 31, 2003
Tier 1 capital to risk-weighted assets ratio	15.4%	15.9%
Total capital to risk-weighted assets ratio	16.7	17.2
Leverage ratio	6.8	7.1

December 31, 2002
Tier 1 capital to risk-weighted assets ratio	14.7%	15.1%
Total capital to risk-weighted assets ratio	15.9	16.4
Leverage ratio	6.8	7.0

As of March 31, 2003 and December 31, 2002, Citizens National Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to March 31, 2003 and December 31, 2002 that would change the Company’s or the Bank’s capital categories.

Loans

The Company’s loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $225,510,000 at March 31, 2003 compared to $230,331,000 at December 31, 2002.

As can be seen in the table in Note 4 in the accompanying Notes to Consolidated Financial Statements, a decrease of approximately 4.7% in commercial and industrial loans, a minimal decrease of approximately 0.4% in real estate loans, and a decrease of 3.63% in installment loans occurred during the first three months of 2003. The decrease in commercial and industrial loans was primarily due to the payoff of a single commercial creditor. The decrease in installment loans is due to a continuing economic slow-down combined with the availability of zero percent financing by automobile makers.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2003 and December 31, 2002 was 1.54% and 1.50% of gross loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at March 31, 2003 represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

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

The provision for loan losses for the three months ended March 31, 2003 totaled $261,000 compared to $260,000 for the three months ended March 31, 2002. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for overall loan growth, increased charge-offs, and general economic concerns.

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

The following is a summary of the Company’s problem loans as of March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
	(dollars in thousands)
Nonaccrual loans	$24	$24
Restructured loans	—	—
Other impaired loans	84	84
Loans past due 90+ days and still accruing	385	432

Total non-performing loans	$493	$540

Other potential problem loans	$—	$—

Other non-performing assets, other real estate owned	$111	$68

Concentration of Credit Risk

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 57.7% at March 31, 2003) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company’s loan portfolio included in Note 4 in the accompanying Notes to Consolidated Financial Statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 81% of the total as of March 31, 2003 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

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

The Company’s MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of March 31, 2003, floating rate securities made up 4% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company’s single largest interest-earning asset representing approximately 49.8% of total assets at March 31, 2003. The securities portfolio totaled $286,804,000 at March 31, 2003, up from $269,635,000 at December 31, 2002. This increase resulted due to an increase in deposits combined with excess cash being invested in mortgage-backed securities and government agency securities for increased yields.

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

One strategy used by the Company to reduce the volatility of its net interest income is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 17% of the Company’s loan portfolio reprices on at least an annual basis.

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

The Company’s 2002 annual report details a table that provides information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002. The table is based on information and assumptions set forth in the discussion. The Company believes the assumptions utilized are reasonable. Management believes that no events have occurred since December 31, 2002 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons in the table.

ITEM 4— CONTROLS AND PROCEDURES

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

Part II— OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

During the quarter ended March 31, 2003, the Company filed the following current report on Form 8-K:

On February 23, 2003, Henderson Citizens Bancshares, Inc. issued a press release announcing the execution of an Agreement and a Plan of Merger, dated February 23, 2003, to effect a going private transaction.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENDERSON CITIZENS BANCSHARES, INC.

Date: May 12, 2003	By:	/s/ MILTON S. MCGEE, JR.
Milton S. McGee, Jr., CPA President

Date: May 12, 2003	By:	/s/ REBECCA G. TANNER
Rebecca G. Tanner, CPA Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer

Certifications

I, Milton S. McGee, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henderson Citizens Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ MILTON S. MCGEE, JR.
Name: Milton S. McGee, Jr.
Title: President and Chief Executive Officer

I, Rebecca G. Tanner certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henderson Citizens Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ REBECCA G. TANNER
Name: Rebecca G. Tanner Title: Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer

* * * * * * * *

The certification required by Section 906 of the Sarbanes-Oxley Act of 2002 is being furnished to the Securities and Exchange Commission under separate correspondence concurrently with this filing.