Form 10-Q
period 2003-06-30
HENDERSON CITIZENS BANCSHARES INC
filed 2003-08-13
CIK 878355

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

At July 31, 2003, 1,992,537 shares of Common Stock, $5.00 par value, were outstanding.

HENDERSON CITIZENS BANCSHARES, INC.

QUARTER ENDED JUNE 30, 2003

PART I – FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
Assets	(unaudited)
Cash and due from banks	$15,451	16,077
Interest-bearing deposits with financial institutions	1,442	1,321
Federal funds sold	10,215	11,410

Total cash and cash equivalents	27,108	28,808
Interest-bearing time deposits	200	596
Securities available for sale, at fair value	163,620	184,274
Securities held to maturity, estimated fair value of $130,350 in 2003 and $87,816 in 2002	126,280	85,361
Loans, net	223,184	226,879
Premises and equipment, net	12,209	11,568
Accrued interest receivable	3,600	3,698
Goodwill	5,876	5,876
Intangible assets, net	4,741	4,409
Other assets	6,780	4,125

	$573,598	555,594

Liabilities and Stockholders’ Equity
Deposits:
Demand – non interest-bearing	$90,365	76,056
Interest-bearing transaction accounts	95,147	88,405
Money market and savings	82,539	77,280
Certificates of deposit and other time deposits	247,218	253,210

Total deposits	515,269	494,951
Accrued interest payable	898	1,020
Other borrowings	4,255	4,914
Other liabilities	3,566	6,422

	523,988	507,307
Stockholders’ equity:
Preferred stock, $5 par value; 2,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $5 par value; 10,000,000 shares authorized, 2,160,000 issued	10,800	10,800
Surplus	5,400	5,400
Retained earnings	35,371	33,342
Accumulated other comprehensive income	508	1,162
Treasury stock, 167,463 shares in 2003 and 165,782 shares in 2002, at cost	(2,469)	(2,417)

Total stockholders’ equity	49,610	48,287

	$573,598	555,594

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Income

(dollars in thousands, except share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Interest income:
Loans, including fees	$3,775	3,978	7,637	7,940
Securities:
Taxable – available for sale	1,275	1,900	2,863	3,837
Taxable – held to maturity	368	628	738	1,158
Tax-exempt – held to maturity	622	485	1,190	969
Federal funds sold	62	79	134	183
Interest-bearing deposits with financial institutions	6	38	15	132
Other interest income	10	—	21	—

Total interest income	6,118	7,108	12,598	14,219

Interest expense:
Deposits:
Transaction accounts	135	234	292	508
Money market and savings	139	331	297	690
Certificates of deposit and other time deposits	1,873	2,210	3,925	4,555
Other borrowed funds	25	12	53	29

Total interest expense	2,172	2,787	4,567	5,782

Net interest income	3,946	4,321	8,031	8,437
Provision for loan losses	240	230	501	490

Net interest income after provision for loan losses	3,706	4,091	7,530	7,947

Noninterest income:
Service charges, commissions, and fees	1,819	1,602	3,402	2,992
Income from fiduciary activities	381	368	762	737
Net realized gains on securities transactions	85	172	614	1,034
Other	464	274	814	536

Total noninterest income	2,749	2,416	5,592	5,299

Noninterest expenses:
Salaries and employee benefits	2,957	2,701	5,956	5,361
Occupancy and equipment	634	615	1,320	1,181
Other	1,307	1,131	2,480	2,132

Total other expenses	4,898	4,447	9,756	8,674

Income before income tax expense	1,557	2,060	3,366	4,572
Income tax expense	302	476	660	1,104

Net income	$1,255	1,584	2,706	3,468

Basic earnings per common share	$0.63	0.79	1.36	1.74

Weighted average number of shares outstanding	1,993,547	1,994,218	1,993,795	1,994,255

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity – unaudited

Six months ended June 30, 2003 and 2002

(dollars in thousands, except share and per share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balances at January 1, 2002	$—	10,800	5,400	29,243	903	(2,412)	43,934
Comprehensive income:
Net Income	—	—	—	3,468	—	—	3,468
Other comprehensive income:
Net change in fair value of securities available- for- sale, net of reclassification adjustments of $1,034 and taxes of $(279)	—	—	—	—	(542)	—	(542)

Total comprehensive income	—	—	—	—	—	—	2,926
Purchase of 200 shares of treasury stock	—	—	—	—	—	(5)	(5)
Cash dividends declared ($.34 per share)	—	—	—	(679)	—	—	(679)

Balances at June 30, 2002	$—	10,800	5,400	32,032	361	(2,417)	46,176

Balances at January 1, 2003	$—	10,800	5,400	33,342	1,162	(2,417)	48,287
Comprehensive income:
Net Income	—	—	—	2,706	—	—	2,706
Other comprehensive income:
Net change in fair value of securities available-for- sale, net of reclassification adjustments of $614 and taxes of $(337)	—	—	—	—	(654)	—	(654)

Total comprehensive income	—	—	—	—	—	—	2,052
Purchase of 1,681 shares of treasury stock	—	—	—	—	—	(52)	(52)
Cash dividends declared ($.34 per share)	—	—	—	(677)	—	—	(677)

Balances at June 30, 2003	$—	10,800	5,400	35,371	508	(2,469)	49,610

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Condensed Consolidated Statements of Cash Flows – unaudited

Six months ended June 30, 2003 and 2002

(dollars in thousands)

	2003	2002
Net cash from operating activities	$1,379	2,583
Investing activities:
Interest-bearing time deposits:
Purchases	(100)	(100)
Maturities	496	5,603
Securities available for sale:
Sales	18,500	55,120
Purchases	(43,694)	(45,096)
Maturities and repayments	44,250	25,038
Securities held to maturity:
Purchases	(52,460)	(46,314)
Maturities and repayments	11,386	4,651
Net change in loans	3,144	(8,143)
Proceeds from sale of premises and equipment and other real estate	9	117
Purchases of bank premises, equipment and software	(1,286)	(516)
Purchase of Bank Owned Life Insurance	(2,254)	—
Net cash received from acquisition of branch facilities	—	12,994

Net cash from investing activities	(22,009)	3,354

Financing activities:
Net change in deposits	20,318	(4,169)
Net change in short-term borrowings	(659)	(2,394)
Cash dividends paid	(677)	(679)
Purchase of treasury stock	(52)	(5)

Net cash from financing activities	18,930	(7,247)

Change in cash and cash equivalents	(1,700)	(1,310)
Cash and cash equivalents at beginning of period	28,808	35,909

Cash and cash equivalents at end of period	$27,108	34,599

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES
Income taxes paid, net of refunds	$1,300	920

Interest paid	$4,689	5,956

See accompanying notes to consolidated financial statements.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements – unaudited

June 30, 2003

(1)	Basis of Presentation

The accompanying consolidated financial statements of Henderson Citizens Bancshares, Inc. (the “Company”) are unaudited, but include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the financial position, results of operations, and cash flows.

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (SEC) and, therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with our consolidated financial statements, and notes thereto, for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K filed with the SEC on March 21, 2003 (the “2002 Form 10-K”). Refer to the Company’s accounting policies described in the notes to the consolidated financial statements contained in the 2002 Form 10-K which were consistently followed in preparing this Form 10-Q. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003 or any future period.

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

The accompanying consolidated financial statements of the Company include the accounts of Henderson Citizens Delaware Bancshares, Inc. (“Delaware”), a Delaware corporation, and its wholly owned subsidiary, Citizens National Bank. The financial statements of Citizens National Bank are consolidated with its wholly owned subsidiaries, HCB Insurance Agency, Inc. and Community Development Corporation (“CDC”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

On February 23, 2003, the Board of Directors of the Company publicly announced that it had entered an agreement and plan of merger that will result in the suspension of its duty to file supplemental and periodic information, documents and reports, including Forms 10-K, 10-Q and 8-K, with the SEC. Under the terms of the agreement, shareholders owning less than 500 shares of the Company’s common stock will be entitled to receive $32.00, in cash, for each share they own at the effective time of the merger. Shareholders owning 500 shares or more will continue to hold their shares after the merger.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2003

On May 8, 2003, the Company filed a schedule 13E-3 and a preliminary proxy statement with the SEC providing important details of the merger agreement and the merger. The Company has mailed to each shareholder a definitive proxy statement describing the proposed merger and merger agreement, and shareholders are advised to read the proxy statement carefully. Shareholders may obtain free copies of the proxy statement and other documents filed by the Company at the SEC’s website, www.sec.gov. Free copies of the proxy statement are available from the Company by directing requests to the attention of Nelwyn Richardson, 201 West Main Street, P. O. Box 1009, Henderson, Texas 75653. The Company, its directors and certain executive officers may be deemed under the rules of the SEC to be “participants in the solicitation” of proxies from the shareholders of the Company in favor of the merger agreement. Information about the directors or executive officers of the Company and their ownership of Henderson Citizens’ common stock is set forth in the proxy statement for Henderson Citizens’ 2002 annual meeting of shareholders. Additional information regarding the interests of the “participants in the solicitation” may be obtained by reading the proxy statement relating to the merger agreement and the merger, which was mailed to shareholders on or about July 16, 2003.

(3)	Securities

The amortized cost and estimated fair values of securities available for sale at June 30, 2003 and December 31, 2002, are summarized as follows (in thousands of dollars):

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$15,863	160	—	16,023
Mortgage-backed securities and collateralized mortgage obligations	146,987	880	(270)	147,597

	$162,850	1,040	(270)	163,620

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$22,988	265	—	23,253
Mortgage-backed securities and collateralized mortgage obligations	159,525	1,556	(60)	161,021

	$182,513	1,821	(60)	184,274

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2003

The amortized cost and estimated fair values of securities held to maturity at June 30, 2003 and December 31, 2002, are summarized as follows (in thousands of dollars):

	June 30, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$34,001	531	—	34,532
State and municipal	61,957	3,299	(8)	65,248
Mortgage-backed securities and collateralized mortgage obligations	30,322	248	—	30,570

	$126,280	4,078	(8)	130,350

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$16,998	453	—	17,451
State and municipal	48,690	1,587	(63)	50,214
Mortgage-backed securities and collateralized mortgage obligations	17,669	463	—	18,132
Corporate	2,004	15	—	2,019

	$85,361	2,518	(63)	87,816

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2003

(4)	Loans and Allowance for Loan Losses

The composition of the Company’s loan portfolio is as follows (in thousands of dollars)

	June 30, 2003	December 31, 2002
Real estate	$132,767	130,561
Commercial and industrial	59,749	64,121
Installment and other	34,141	35,649

Total	226,657	230,331
Less:
Allowance for loan losses	(3,473)	(3,450)
Unearned discount	—	(2)

Loans, net	$223,184	226,879

Changes in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002 are summarized as follows (in thousands of dollars):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Balance, beginning of period	$3,481	3,319	3,450	3,205
Provision charged to operating expense	240	230	501	490
Charge offs:
Commercial, financial, and agriculture	(136)	(34)	(256)	(68)
Real estate-mortgage	(2)	—	(2)	—
Installment loans to individuals	(231)	(168)	(450)	(346)
Recoveries:
Commercial, financial, and agriculture	41	3	56	12
Real estate-mortgage	—	—	—	—
Installment loans to individuals	80	36	174	93

Balance, June 30	$3,473	3,386	3,473	3,386

(5)	Notes Payable

On November 26, 2002, Delaware entered into a revolving note with TIB The Independent Bankers Bank for $2,500,000. Effective May 1, 2003, the amount of the revolving note was increased to $5,000,000. The note is secured by stock of Citizens National Bank and a guaranty of the Company. The note is payable upon demand, but if no demand is made, interest only payments begin August 26, 2003 and continue at quarterly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on November 26, 2003. The interest payable by Delaware is 0.500% per annum under the Index Rate provided that such rate is the most recently published by the Wall Street Journal as the Prime Rate as set forth in the money rates tables therein, or if no such rate is published then any successor rate acceptable to the lender. Currently the rate is 3.50%. The balance of the note at June 30, 2003 is $1,500,000.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2003

(6)	Off-Balance Sheet Risk, Commitments and Contingencies

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Financial instruments with contractual or notional amounts that represent credit risk at June 30, 2003 and December 31, 2002 were as follows (in thousands of dollars):

	June 30, 2003	December 31, 2002
Commitments to extend credit	$38,986	$26,960
Standby letters of credit	979	567

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private short-term borrowing arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company holds collateral supporting those commitments for which collateral is deemed necessary. As of June 30, 2003 and December 31, 2002, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Although the maximum exposure is the amount of these commitments, at June 30, 2003, management anticipates no material losses from such activities.

HENDERSON CITIZENS BANCSHARES, INC.

Notes to Consolidated Financial Statements

June 30, 2003

Contingencies:

In August 2002, the Company was named as a respondent in a petition filed in connection with a 2001 Receivership Action against a former broker that the Company had used for investments in certificates of deposit. The petition alleges the Company received an early redemption of its investment in certificates of deposit and is obligated to return the approximately $4.6 million that it received. On July 10, 2003, the court ordered that the petition be deemed a complaint. The Company responded to the receiver’s complaint on July 30, 2003. Based upon court filings by the Receiver, management believes that recoveries for the claimants in the Receivership Action will be approximately 85-90% of alleged losses. The Receiver has taken the position in this suit that parties, such as the Company, would be entitled to file a claim with the Receiver for their investments if they were required to pay back funds transferred from the broker. Accordingly, if the Company were required to pay back the $4.6 million to the Receiver, the Company would be entitled to file a claim with the receiver as a creditor of the broker’s estate. Therefore, even if the court were to overrule the procedural defenses of the Company, and the Receiver were to sustain his burden to prove his claims, the Company could reasonably expect to keep 85-90% of its $4.6 million investment with the broker. As of June 30, 2003, the Company had accrued $780,000 for potential losses representing approximately 15% of its investment plus expected legal costs.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF HENDERSON CITIZENS BANCSHARES, INC.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Results of Operations

Net income for the first six months of 2003 decreased to $2,706,000, or $1.36 per share, compared to $3,468,000, or $1.74 per share for the same period in 2002. Net income for the three months ended June 30, 2003 decreased to $1,255,000, or $0.63 per share, compared to $1,584,000, or $0.79 per share for the same period in 2002. Details of the components of net income are discussed below.

Net Interest Income. Net interest income for the six months ended June 30, 2003 was $8,031,000, a decrease of $406,000 for the six months when compared to the same period in 2002. Average interest-earning assets increased $31,657,000, while the net interest margin decreased from 3.38% at June 30, 2002 to 3.04% at June 30, 2003. Total interest income decreased $1,621,000 from the previous year during the six month period ended June 30, 2003. The decrease was a result of a decrease in the average yield on interest-bearing assets from 6.03% at June 30, 2002 to 5.11% at June 30, 2003. Even though volumes increased on average interest-bearing liabilities by $15,877,000, interest expense decreased by $1,215,000 during the six months ended June 30, 2003. This decrease was attributable to a decrease in the average yield on interest-bearing liabilities from 2.77% at June 30, 2002 to 2.09% at June 30, 2003.

Net interest income for the three-month period ended June 30, 2003 was $3,946,000 compared to $4,321,000 in 2002. Interest income decreased $990,000 for the three months ended June 30, 2003, due largely to a decrease on the average yield on interest-bearing assets, as compared to the same period in 2002. Interest expense decreased $615,000 due to a decline in average interest rates paid in the three months ended June 30, 2003, as compared to the same period in 2002.

Provision for Loan Losses. The provision for loan losses was $501,000 for the first six months of 2003 compared to $490,000 for the first six months of 2002. For the three months ended June 30, 2003, the Company increased its allowance through a provision of $240,000. The Company increased its allowance for loan losses during the same period in 2002 by a provision of $230,000. See “Management’s Discussion and Analysis of the Financial Condition and Results of Operations of the Company—Allowance for Loan Losses” for a more detailed discussion relative to the provision for loan losses.

Noninterest Income. Noninterest income, excluding securities gains/losses, was $4,978,000 for the first six months of 2003 as compared to $4,265,000 in the first six months of 2002. This increase is largely attributable to increases in service charges primarily due to the growth in fees collected for insufficient funds. Increases in mortgage-servicing income realized from the sale of FHLMC loans, increases in ATM and MasterMoney fee income and increases in income from loan fees also contributed to the rise in noninterest income. The Company experienced a net gain on securities transactions of $614,000 for the first six months of 2003 compared to a net gain on securities transactions of $1,034,000 for the first six months of 2002. In 2003, fixed rate mortgage-backed securities were sold to capture the gain as prepayments began to increase. The Company elected to capture most of the gain during the first quarter of 2002 in anticipation of rising interest rates, given the level of interest rates on securities maturing in an 18-month period.

For the three months ended June 30, 2003, noninterest income, excluding securities gains was $2,664,000 compared to $2,244,000 for the same period in 2002. The increase is a result of the same activities noted in the previous paragraph regarding the first six months of 2003. The Company experienced a net gain on securities of $85,000 for the three months ended June 30, 2003, compared to a net gain on securities of $172,000 during the same period in 2002.

Noninterest Expenses. Noninterest expenses for the six-month period ended June 30, 2003, were $9,756,000 compared to $8,674,000 during the same period in 2002. The increase in other expenses is primarily due to the increase in salary and related benefits expense resulting from normal year-end salary increases in the current year combined with the additional expense of employees added in the acquisition of two branch facilities in April of 2002. Occupancy expenses continue to increase with the addition of new facilities and the remodeling of existing properties. Noninterest expenses also increased due to the acquisition of new branches, which increased the amortization expense for other intangible assets and resulted in higher expenses overall as a result of the Company’s growth.

Noninterest expenses for the three-month period ended June 30, 2003, were $4,898,000 compared to $4,447,000 during the same period in 2002. The increase is a result of the same activities noted in the previous paragraph regarding the first six months of 2003.

Income Taxes. Income tax expense for the first six months of 2003 was $660,000, compared to $1,104,000 in the same period in 2002. The effective tax rates for the first six months of 2003 and 2002 were 19.6% and 24.1%. The effective rates are less than the statutory rate of 34% primarily because of tax-free income provided from state and municipal bonds, leases and obligations.

Income taxes for the three-month periods ended June 30, 2003 and June 30, 2002 were $302,000 and $476,000 respectively. The effective tax rates for the three-month periods ended June 30, 2003 and June 30, 2002 were 19.4% and 23.1%.

Financial Condition

The Company’s total assets at June 30, 2003 of $573,598,000 increased from the total assets at December 31, 2002 of $555,594,000. The Company’s loan portfolio was $223,184,000 at June 30, 2003, down slightly from $226,879,000 at December 31, 2002. Total deposits were $515,269,000 at June 30, 2003, compared to the December 31, 2002 total of $494,951,000.

Deposits and Other Borrowings

Total deposits at June 30, 2003 increased from the December 31, 2002 balances by $20,318,000. This increase was due largely to an increase in commercial deposits and public funds.

During July 2000, the Company changed from the Treasury Tax and Loan Daily Remittance Option to the Treasury Tax and Loan Note Option, which allows the Company to keep on deposit customer tax payments for short periods of time until withdrawn by the Treasury. At June 30, 2003, amounts payable under this note totaled $2,755,000 compared to $3,413,000 at December 31, 2002. The decrease was due to remittances made during the six months ended June 30, 2003.

Effective November 26, 2002, Delaware entered into a revolving note with TIB The Independent Bankers Bank for $2,500,000. Effective May 1, 2003, the amount of the revolving note was increased to $5,000,000. The note is secured by stock of Citizens National Bank and a guaranty of the Company. The note is payable upon demand, but if no demand is made, interest only payments begin August 26, 2003 and continue at quarterly time intervals thereafter. A final payment of the unpaid principal balance plus accrued interest is due and payable on November 26, 2003. The interest payable by Delaware is 0.500% per annum under the Index Rate provided that such rate is the most recently published by the Wall Street Journal as the Prime Rate as set forth in the money rates tables therein, or if no such rate is published then any successor rate acceptable to the lender. Currently the rate is 3.50%. The balance of the note at June 30, 2003 is $1,500,000.

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

Cash and cash equivalents decreased $1,700,000 from $28,808,000 at December 31, 2002 to $27,108,000 at June 30, 2003. Cash and cash equivalents represented 4.7% of total assets at June 30, 2003 compared to 5.2% of total assets at December 31, 2002. The Company has the ability to borrow federal funds from various correspondent banks should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company’s liquidity position is sufficient to meet the Company’s needs for at least the next twelve months based on its level of cash and cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Consolidated Statements of Cash Flows, the most significant transactions that affected the Company’s level of cash and cash equivalents, cash flows and liquidity during the first six months of 2003 were the securities purchases of $96,154,000, securities maturities and repayments of $55,636,000, and a net increase in deposits of $20,318,000.

Capital Resources

At June 30, 2003, stockholders’ equity totaled $49,610,000, or 8.6% of total assets, compared to $48,287,000, or 8.7% of total assets, at December 31, 2002.

The Company and its subsidiary, Citizens National Bank (the “Bank”), are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors’ accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institution’s capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered “well capitalized.” Tier 1 capital is shareholders’ equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered “well capitalized” and 4.0% to be considered “adequately capitalized.” The leverage ratio is defined as Tier 1 capital divided by adjusted average assets for the most recent quarter.

The tables below set forth the Consolidated and Citizens National Bank only capital ratios as of June 30, 2003 and December 31, 2002.

	Consolidated	Bank Only
June 30, 2003
Tier 1 capital to risk-weighted assets ratio	15.4%	15.9%
Total capital to risk-weighted assets ratio	16.7	17.2
Leverage ratio	7.0	7.2

December 31, 2002
Tier 1 capital to risk-weighted assets ratio	14.7%	15.1%
Total capital to risk-weighted assets ratio	15.9	16.4
Leverage ratio	6.8	7.0

As of June 30, 2003 and December 31, 2002, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to June 30, 2003 and December 31, 2002 that would change the Company’s or the Bank’s capital categories.

Loans

The Company’s loan portfolio consists primarily of real estate, commercial and industrial, and consumer loans. Gross loans were $226,657,000 at June 30, 2003 compared to $230,331,000 at December 31, 2002.

As can be seen in the table in Note 4 in the accompanying Notes to Consolidated Financial Statements, a decrease of approximately 6.8% in commercial and industrial loans, an increase of approximately 1.7% in real estate loans, and a decrease of 4.2% in installment loans occurred during the first six months of 2003. The decrease in commercial and industrial loans was primarily due to the payoff of a single commercial creditor. The decrease in installment loans is due to a continuing economic slow-down combined with the availability of zero percent financing by automobile makers.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2003 and December 31, 2002 was 1.53% and 1.50% of gross loans, respectively. By its nature, the process through which management determines the appropriate level of the allowance requires considerable judgment. The determination of the necessary allowance, and correspondingly the provision for loan losses, involves assumptions about projections of national and local economic conditions, the composition of the loan portfolio, and prior loss experience, in addition to other considerations. As a result, no assurance can be given that future losses will not vary from the current estimates. However, the allowance at June 30, 2003 represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. A migration analysis and an internal classification system for loans also help identify potential problems, if any, which are not identified otherwise. From these analyses, management determines which loans are potential candidates for nonaccrual status, including impaired loan status, or charge-off. Management continually reviews loans and classifies them consistent with the guidelines established by the Office of the Comptroller of Currency to help ensure that an adequate allowance is maintained.

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

The provision for loan losses for the three and six months ended June 30, 2003 totaled $240,000 and $501,000 compared to $230,000 and $490,000 for the three and six months ended June 30, 2002. Management anticipates it will continue its provisions to the allowance for loan losses at current levels for the near future, providing the volume of nonperforming loans remains insignificant, to compensate for overall loan growth, increased charge-offs, and general economic concerns.

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

The following is a summary of the Company’s problem loans as of June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002
	(dollars in thousands)
Nonaccrual loans	$87	$24
Restructured loans	—	—
Other impaired loans	146	84
Loans past due 90+ days and still accruing	416	432

Total non-performing loans	$649	$540

Other potential problem loans	$—	$—

Other non-performing assets, other real estate owned	$102	$68

Concentration of Credit Risk

The Company grants real estate, commercial, and industrial loans to customers primarily in Henderson, Texas, and surrounding areas of east Texas. Although the Company has a diversified loan portfolio, a substantial portion (approximately 58.6% at June 30, 2003) of its loans are secured by real estate and its ability to fully collect its loans is dependent upon the real estate market in this region. The Company typically requires collateral sufficient in value to cover the principal amount of the loan. Such collateral is evidenced by mortgages on property held and readily accessible to the Company. See additional information related to the composition of the Company’s loan portfolio included in Note 4 in the accompanying Notes to Consolidated Financial Statements.

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

The management strategy for securities is to maintain a very high quality portfolio with generally short duration. The quality of the portfolio is maintained with 79% of the total as of June 30, 2003 comprised of U.S. Treasury, federal agency securities, and agency issued mortgage securities. The collateralized mortgage obligations (CMOs) and mortgage backed securities (MBS) held by the Company are backed by agency collateral which consists of loans issued by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Corporation (FNMA), and the Government National Mortgage Association (GNMA) with a blend of fixed and floating rate coupons.

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

The Company’s MBS portfolio consists of fixed rate balloon maturity pools with short stated final maturities and adjustable rate mortgage (ARM) pools with coupons that reset annually and have longer maturities. Investments in CMOs consist mainly of Planned Amortization Classes (PAC), Targeted Amortization Classes (TAC), and sequential classes. As of June 30, 2003, floating rate securities made up 4% of the CMO portfolio. Support and liquidity classes with longer average lives and floating rate coupons comprise a relatively small portion of the portfolio.

To maximize after-tax income, investments in tax-exempt municipal securities are utilized but with somewhat longer maturities.

Securities are the Company’s single largest interest-earning asset representing approximately 50.5% of total assets at June 30, 2003. The securities portfolio totaled $289,900,000 at June 30, 2003, up from $269,635,000 at December 31, 2002. This increase resulted due to an increase in deposits combined with excess cash being invested in mortgage-backed securities and government agency securities for increased yields.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 – DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 15, 2003, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected for a term of one year.

David Alford

Landon Alford

R.M. Ballenger

S.M. Bonner, Jr.

D.J. Burks

Billy Crawford

Sheila Smith Gresham

Jim Kangerga

Milton S. McGee, Jr.

J. Mark Mann

Charles Richardson

Tony Wooster

William E. Wylie

Regarding the election of directors, the Balloting and Credentials Committee reported that 1,548,302 shares were voted, all by proxy, giving the total shares voted at 77.65% of the total shares outstanding.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibits 31.1 and 31.2 Certifications of Chief Executive Officer and Chief Financial Officer of Henderson Citizens Bancshares, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibits 32.1 and 32.2 Certifications of Chief Executive Officer and Chief Financial Officer of Henderson Citizens Bancshares, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HENDERSON CITIZENS BANCSHARES, INC.

Date: August 13, 2003	By:	/s/ MILTON S. MCGEE, JR.
Milton S. McGee, Jr., CPA President

Date: August 13, 2003	By:	/s/ REBECCA G. TANNER
Rebecca G. Tanner, CPA Vice President, Treasurer, Chief Financial Officer and Chief Accounting Officer